Form 10-K/A
period 2011-12-31
WireCo WorldGroup Inc.
filed 2012-05-11
CIK 1522182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of March 15, 2012, the Company had 2,011,411 shares of common stock outstanding, all of which was held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None

WireCo WorldGroup Inc. 2011 Form 10-K/A

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, WireCo WorldGroup Inc. is required to include in its annual report on Form 10-K for the year ended December 31, 2011, audited financial statements of WISCO WireCo Wire Rope Co., Ltd. (the “China Joint Venture”). The China Joint Venture is an equity investment in which the ultimate parent company of WireCo WorldGroup Inc. indirectly owns 65% of the common equity as of December 31, 2011. WireCo WorldGroup Inc. is filing this amendment No. 1 (this “Amendment”) to its annual report on Form 10-K for the year ended December 31, 2011, solely for the purpose of including the financial statements of the China JV, which are filed herewith as Exhibit 99.1. In addition, we are including as exhibits to this Amendment the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other amendments are being made to the annual report on Form 10-K for the year ended December 31, 2011.

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2011 filed on March 16, 2012.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3)	Exhibits

A list of exhibits to this Amendment is set forth below.

Exhibit Index

Exhibit	Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Statements of WISCO WireCo Wire Rope Co., Ltd. as of December 31, 2011 and 2010 and for the three years ended December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

May 11, 2012	By:	/s/ Ira L. Glazer
Ira L. Glazer
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2012	By:	/s/ J. Keith McKinnish
J. Keith McKinnish
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

4