Form 10-Q
period 2012-03-31
WireCo WorldGroup Inc.
filed 2012-05-11
CIK 1522182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of April 30, 2012, the Company had 2,011,411 shares of common stock outstanding, all of which was held by affiliates.

WireCo WorldGroup Inc.

Quarterly Report

For the period ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,278	$27,663
Accounts receivable, less allowance for doubtful accounts of $2,336 and $2,294, respectively	121,169	108,607
Other receivables	2,221	3,499
Inventories, net	191,537	187,544
Prepaid expenses and other current assets	11,894	6,919
Current deferred income tax assets	3,680	3,422

Total current assets	359,779	337,654

Property, plant and equipment, less accumulated depreciation of $94,201, and $85,004, respectively	250,013	236,146
Intangible assets, net	109,480	109,773
Goodwill	170,370	168,831
Deferred financing fees, net	17,961	19,192
Noncurrent deferred income tax assets	3,699	3,437
Other noncurrent assets	11,638	10,670

Total assets	$922,940	$885,703

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$18,739	$16,101
Current maturities of long-term debt	9,652	13,416
Interest payable	16,575	6,481
Accounts payable	57,492	59,741
Accrued compensation and benefits	15,208	14,765
Acquisition installment payments	6,288	9,802
Other current accrued liabilities	18,142	14,641

Total current liabilities	142,096	134,947

Long-term debt, excluding current maturities	571,685	565,044
Noncurrent deferred income tax liabilities	30,875	28,963
Other noncurrent accrued liabilities	27,974	27,213

Total liabilities	772,630	756,167

Commitments and contingencies

Stockholders’ equity:
Common shares, $0.01 par value. Authorized 3,000,000 shares; 2,011,411 shares issued at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	217,193	216,924
Accumulated other comprehensive loss	(23,087)	(34,392)
Accumulated deficit	(43,771)	(52,886)

Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	150,355	129,666

Non-controlling interests	(45)	(130)

Total stockholders’ equity	150,310	129,536

Total liabilities and stockholders’ equity	$922,940	$885,703

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$166,475	$138,721
Cost of sales	(127,083)	(102,114)

Gross profit	39,392	36,607

Other operating expenses:
Selling expenses	(6,345)	(5,743)
Administrative expenses	(12,229)	(13,196)
Amortization expense	(3,202)	(3,255)

Total other operating expenses	(21,776)	(22,194)

Operating income	17,616	14,413

Other income (expense):
Interest expense, net	(11,570)	(10,952)
Loss on investment in and advances to the China joint venture	(440)	(3,077)
Foreign currency exchange gains, net	8,063	6,593
Other expense, net	(10)	(295)

Total other expense, net	(3,957)	(7,731)

Income before income taxes	13,659	6,682
Income tax expense	(4,949)	(2,519)

Net income	8,710	4,163

Less: Net income (loss) attributable to non-controlling interests	(405)	28

Net income attributable to WireCo WorldGroup (Cayman), Inc.	$9,115	$4,135

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net income including non-controlling interests	$8,710	$4,163
Other comprehensive income:
Foreign currency translation gain	11,795	7,873

Comprehensive income including non-controlling interests	20,505	12,036
Less: Comprehensive income attributable to non-controlling interests	85	720

Comprehensive income attributable to WireCo WorldGroup (Cayman) Inc.	$20,420	$11,316

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,710	$4,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,035	9,523
Amortization of debt issuance costs and discounts/premium	1,719	1,307
Loss on investment in and advances to the China joint venture	440	3,077
Shared-based compensation	269	972
Other, net	(1,870)	512
Unrealized foreign currency exchange gains, net	(8,233)	(7,224)
Changes in deferred income taxes	374	53
Changes in assets and liabilities:
Accounts receivable	(8,720)	(14,020)
Inventories	1,823	(7,105)
Prepaids and other assets	(3,345)	1,607
Interest payable	10,093	6,599
Accounts payable	(5,224)	3,641
Other accrued liabilities	3,893	5,979

Net cash provided by operating activities	9,964	9,084

Cash flows from investing activities:
Capital expenditures	(7,131)	(4,156)
Advances to the China joint venture	(442)	(431)

Net cash used in investing activities	(7,573)	(4,587)

Cash flows from financing activities:
Principal payments on long-term debt	(4,790)	(652)
Debt issuance costs paid	—	(148)
Net borrowings under revolving credit agreements	6,893	—
Acquisition installment payment	(4,255)	—

Net cash used in financing activities	(2,152)	(800)

Effect of exchange rates on cash and cash equivalents	1,376	683

Increase in cash and cash equivalents	1,615	4,380

Cash and cash equivalents, beginning of period	27,663	53,880

Cash and cash equivalents, end of period	$29,278	$58,260

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$(46)	$3,542
Cash paid (received) for income taxes, net	(399)	1,941

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

(1)	Interim Financial Statement Presentation

The financial information included in Item 1 and Item 2 of Part I of this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc. and its consolidated subsidiaries (the “Company”), the indirect parent of WireCo WorldGroup Inc. (“WireCo WorldGroup”), and contain certain footnote disclosures regarding the financial information of WireCo WorldGroup (Cayman) Inc. and certain of its wholly-owned subsidiaries that guarantee, subject to customary release provisions, substantially all of the outstanding indebtedness of WireCo WorldGroup. All intercompany transactions and balances have been eliminated in consolidation.

The Company is a manufacturer of wire rope, synthetic rope, electromechanical cable, fabricated products and specialty wire. The Company has five operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria from the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure. The five operating segments reflect geographic regions of the Company’s manufacturing facilities, including the United States, Mexico, Germany, Portugal and Poland.

The accompanying unaudited interim consolidated financial statements included herein have been prepared in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”) by the Company without audit in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for quarterly reports on Form 10-Q and, accordingly, do not include all of the annual disclosures required by U.S. GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented using management’s best estimates and assumptions where appropriate. Management’s estimates and assumptions about future events affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are inherently subject to judgment and actual results could differ.

Accounting Pronouncements Adopted During 2012

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 requires an entity to present total net income and its components, total other comprehensive income and its components and total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements. The accompanying interim consolidated financial statements include separate Consolidated Statements of Comprehensive Income and the Company’s Condensed Consolidating Financial Statements set forth in Note 11—“Condensed Consolidating Financial Statements” present net income and comprehensive income in a single continuous statement.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Immaterial Correction of Error

Prior to 2012, the Company had not capitalized interest on construction in process for property, plant and equipment at the Company’s Mexican subsidiaries. In 2012, the Company recorded an entry that decreased interest expense and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously-reported periods. The adjustment is reflected in Other, net as a non-cash reconciling item on the consolidated statement of cash flows. The Company recorded depreciation expense of $415 related to this adjustment during the three months ended March 31, 2012.

(2)	Inventories

The major classes of inventories were as follows as of the dates indicated:

	March 31, 2012	December 31, 2011
Raw materials	$72,987	$77,033
Work in process	16,029	14,287
Finished goods, net	102,521	96,224

Inventories, net	$191,537	$187,544

(3)	Intangible Assets and Goodwill

The components of intangible assets were as follows as of the dates indicated:

	Gross carrying amount	Weighted- average amortization period	Accumulated amortization	Net carrying amount
March 31, 2012:
Customer and distributor relationships	$107,084	10 years	$(57,348)	$49,736
Trade names - non-amortizing	49,850	Indefinite	—	49,850
Trade name - amortizing	682	15 years	(231)	451
Technology and patents	16,025	13 years	(6,765)	9,260
Other	6,105	7 years	(5,922)	183

Total intangible assets	$179,746		$(70,266)	$109,480

December 31, 2011:
Customer and distributor relationships	$105,191	10 years	$(53,477)	$51,714
Trade names - non-amortizing	48,140	Indefinite	—	48,140
Trade name - amortizing	682	15 years	(220)	462
Technology and patents	15,739	13 years	(6,449)	9,290
Other	6,002	7 years	(5,835)	167

Total intangible assets	$175,754		$(65,981)	$109,773

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

The change in the carrying value of goodwill for the three-month period ended March 31, 2012 was as follows:

Balance as of December 31, 2011	$168,831
Foreign currency translation	1,539

Balance as of March 31, 2012	$170,370

(4)	Investment in and Advances to the China Joint Venture

As the Company’s investment in the China JV was zero as of December 31, 2011, the Company has discontinued applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. During the first quarter of 2012, the Company made advances to the China JV relating primarily to capital expenditures and professional services the Company paid on behalf of the China JV and travel expenses of Company employees assisting with training, engineering and other matters. The Company fully reserved $442 against these advances, which was recorded in Loss on investment in and advances to the China joint venture in the accompanying statement of operations.

Summarized financial information for the China JV was as follows for the dates indicated:

	Three months ended March 31,
	2012	2011
Net sales	$3,283	$2,715
Gross profit	(2,689)	(2,714)
Net loss	(6,109)	(5,869)

Pursuant to a resolution from the China JV’s Board of Directors dated February 23, 2012, the China JV Partner committed to provide entrusted loans to the China JV in the aggregate amount of RMB 100,000 (equivalent of $15,878 at March 31, 2012) for the repayment of bank loan principal and interest and funding of operating cash flow in 2012. As of May 11, 2012, RMB 80,000 out of the total RMB 100,000 was made available to the China JV and the related loan contracts were executed.

Due to the continued losses and reduced liquidity, there is substantial doubt as to the China JV’s ability to continue as a going concern. As of March 31, 2012, the Company’s exposure to loss as a result of its involvement with the China JV is limited to prepaid inventory of $2,175. The Company does not guarantee the debts of the China JV in whole or in part.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(5)	Borrowings

Long-term debt consists of the following as of the dates indicated:

	March 31, 2012	December 31, 2011
Term Loan, variable interest rate, 5.00% at March 31, 2012, due 2014	$99,000	$99,250
Senior Notes due 2017	425,000	425,000
Polish Debt due 2014	25,748	28,034
Other indebtedness	679	658
Borrowings under revolving credit facilities	52,657	44,696

Total debt at face value	603,084	597,638
Less: Unamortized premium (discount), net	(3,008)	(3,077)
Less: Current maturities of long-term debt	(9,652)	(13,416)
Less: Borrowings under revolving credit facilities which are classified as current	(18,739)	(16,101)

Total long-term debt	$571,685	$565,044

Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of March 31, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of our borrowings, see Note 8—”Borrowings” to our audited consolidated financial statements in Item 8, Financials Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2011.

Revolving Credit Facilities

The Company has three revolving credit facilities: a revolving credit agreement with HSBC Bank USA, National Association (“HSBC”) (“Revolving Credit Agreement”), a revolving credit agreement with BGL BNP Paribas S.A. (“CASAR Revolving Credit Agreement”) and a revolving credit agreement with Deutsche Bank AG, London Branch and Goldman Sachs Bank USA (“Euro Facility”). At March 31, 2012, the Company’s maximum borrowing capacity under all of these revolving credit agreements was an aggregate principal amount of $116,068. This amount was subject to adjusted borrowing base calculations based on specified advance rates against the value of eligible accounts receivable and inventory and further reduced by outstanding borrowings and letters of credit. The Company had borrowed $18,739 under the Revolving Credit Agreement and $33,918 under the Euro Facility as of March 31, 2012. The Company’s availability under these revolving credit agreements was $56,640 at March 31, 2012. The interest rate on outstanding balances under the Revolving Credit Agreement and Euro Facility was 4.00% and 4.90%, respectively, at March 31, 2012. Borrowings under the Revolving Credit Agreement are classified as a current liability as the Company pays down its outstanding revolver balance daily with lockbox receipts.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Interest Expense, net

Net interest expense consists of:

	Three months ended March 31,
	2012	2011
Interest on long-term debt	$11,792	$9,690
Interest on revolving credit facilities classified as current	242	—
Amortization of debt issuance costs and discounts/premium	1,719	1,307
Interest rate swap settlements	—	467
Interest rate swap mark-to-market adjustments	—	(453)
Capitalized interest	(2,120)	(29)
Other	(63)	(30)

Interest expense, net	$11,570	$10,952

(6)	Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, other receivables, borrowings under revolving credit agreements classified as current, accounts payable and other accrued liabilities. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.

The carrying amounts and estimated fair values of the Company’s long-term debt at March 31, 2012 were as follows:

	Carrying amount	Estimated fair value
Term Loan	$99,000	$97,020
Senior Notes	425,909	429,250
Polish Debt	21,831	21,528
Euro Facility	33,918	33,918

The estimated fair value of the Company’s Term Loan is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs), the estimated fair value of the Senior Notes is based on current market rates in inactive markets (Level 2 inputs) and the estimated fair value of the Polish Debt, which is not actively traded, is determined using a discounted cash flow model (Level 3 inputs) at a discount rate of 10.00%, the Company’s incremental long-term borrowing rate. As the Euro Facility is a revolving credit agreement, the carrying amount approximates fair value.

(7)	Restructuring

During 2011, the Company implemented a workforce reduction plan at certain European manufacturing facilities to increase operating efficiencies and utilize synergies. Additionally, the Company closed two distribution centers due to a consolidation and reorganization of the Company’s distribution network. As a result of these closures, the Company terminated employees and recorded employee termination benefits and other associated costs in Administrative expenses in the consolidated statement of operations during the fourth quarter of 2011. As of March 31, 2012, $952 was accrued for severance and other related restructuring costs in Accrued compensation and benefits and Other current accrued liabilities, respectively.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2011	$2,294
Restructuring charges	—
Payments	(1,342)

Balance at March 31, 2012	$952

(8)	Income Taxes

The Company determines the tax provision for interim periods using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. For the three months ended March 31, 2012 and 2011, the Company determined the interim tax expense using an estimate of annual earnings and annual tax to determine the effective tax rate by jurisdiction. The effective income tax rate was an expense of 36% and 38% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate is due in part to a greater portion of income in lower taxable jurisdictions. Operating losses in the U.S. result in tax benefits that the Company does not expect to realize and are therefore offset by an increased valuation allowance of $1,502. Unrecognized tax benefits increased $1,394 for the three months ended March 31, 2012.

(9)	Related Party Transactions

Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into agreements with the Company to provide administrative and other support services. The Company recorded management fees of $721 and $575 for the three months ended March 31, 2012 and 2011, respectively, in Administrative expenses in the consolidated statements of operations.

(10)	Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with ASC Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2012, the Company has accrued approximately $540 for certain outstanding legal proceedings.

If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At March 31, 2012, none of the Company’s legal proceedings met the reasonably possible criterion.

(11)	Condensed Consolidating Financial Statements

Guarantees of the Senior Notes

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

The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method, as applicable. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. During the fourth quarter of 2011, WireCo WorldGroup Limited (Cyprus) (“WireCo Cyprus”) was redomiciled to the Cayman Islands and merged with WireCo WorldGroup (Cayman) Inc. and as such, activity for the first quarter of 2012 is included in the parent column. Prior to the merger, WireCo Cyprus was reflected in the “Guarantors” column.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2,814	$24,456	$2,008	$—	$29,278
Accounts receivable, less allowance for doubtful accounts	—	53,065	46,158	21,946	—	121,169
Intercompany accounts receivable	15,357	38,295	51,915	25,929	(131,496)	—
Other receivables	—	552	1,669	—	—	2,221
Inventories, net	—	103,882	73,417	27,636	(13,398)	191,537
Prepaid expenses and other current assets	—	4,182	4,268	3,444	—	11,894
Current deferred income tax assets	—	—	1,892	1,632	156	3,680

Total current assets	15,357	202,790	203,775	82,595	(144,738)	359,779
Intercompany notes receivable	—	167,926	—	2,623	(170,549)	—
Property, plant and equipment, net	—	67,814	116,397	65,802	—	250,013
Intangible assets, net	—	47,114	52,014	10,352	—	109,480
Goodwill	—	117,855	44,399	8,116	—	170,370
Investment in subsidiaries	157,653	144,850	53,385	—	(355,888)	—
Deferred financing fees, net	—	17,961	—	—	—	17,961
Noncurrent deferred income tax assets	—	984	2,715	—	—	3,699
Other noncurrent assets	—	434	10,594	610	—	11,638

Total assets	$173,010	$767,728	$483,279	$170,098	$(671,175)	$922,940

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$18,739	$—	$—	$—	$18,739
Current maturities of long-term debt	—	1,000	8,652	—	—	9,652
Interest payable	—	16,564	11	—	—	16,575
Accounts payable	—	16,068	19,032	22,392	—	57,492
Accrued compensation and benefits	—	6,216	7,652	1,340	—	15,208
Intercompany accounts payable	1,510	88,172	32,909	5,707	(128,298)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	6,288	—	—	6,288
Other current accrued liabilities	—	3,521	10,309	4,348	(36)	18,142

Total current liabilities	1,510	150,280	88,016	33,787	(131,497)	142,096
Long-term debt, excluding current maturities	—	557,827	13,858	—	—	571,685
Intercompany notes payable	—	—	170,549	—	(170,549)	—
Noncurrent deferred income tax liabilities	—	4,133	20,874	5,868	—	30,875
Other noncurrent accrued liabilities	—	9,881	13,925	4,168	—	27,974

Total liabilities	1,510	722,121	307,222	43,823	(302,046)	772,630

Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	171,500	45,607	176,102	126,275	(369,129)	150,355
Non-controlling interests	—	—	(45)	—	—	(45)

Total stockholders’ equity	171,500	45,607	176,057	126,275	(369,129)	150,310

Total liabilities and stockholders’ equity	$173,010	$767,728	$483,279	$170,098	$(671,175)	$922,940

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3	$2,265	$18,324	$7,071	$—	$27,663
Accounts receivable, less allowance for doubtful accounts	—	43,998	46,374	18,235	—	108,607
Intercompany accounts receivable	15,144	36,822	38,117	23,255	(113,338)	—
Other receivables	—	552	2,947	—	—	3,499
Inventories, net	—	100,829	70,265	28,395	(11,945)	187,544
Prepaid expenses and other current assets	—	2,965	1,553	2,401	—	6,919
Current deferred income tax assets	—	—	1,766	1,500	156	3,422

Total current assets	15,147	187,431	179,346	80,857	(125,127)	337,654
Intercompany notes receivable	—	161,693	—	2,623	(164,316)	—
Property, plant and equipment, net	—	68,658	110,327	57,161	—	236,146
Intangible assets, net	—	48,546	51,215	10,012	—	109,773
Goodwill	—	117,855	43,467	7,509	—	168,831
Investment in subsidiaries	148,257	142,707	61,175	—	(352,139)	—
Deferred financing fees, net	—	19,192	—	—	—	19,192
Noncurrent deferred income tax assets	—	984	2,453	—	—	3,437
Other noncurrent assets	—	426	9,692	552	—	10,670

Total assets	$163,404	$747,492	$457,675	$158,714	$(641,582)	$885,703

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$16,101	$—	$—	$—	$16,101
Current maturities of long-term debt	—	1,000	12,416	—	—	13,416
Interest payable	—	6,475	6	—	—	6,481
Accounts payable	74	18,143	14,417	27,107	—	59,741
Accrued compensation and benefits	—	7,027	6,579	1,159	—	14,765
Intercompany accounts payable	1,132	73,434	31,126	4,461	(110,153)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	9,802	—	—	9,802
Other current accrued liabilities	82	4,916	6,970	2,695	(22)	14,641

Total current liabilities	1,288	127,096	84,479	35,422	(113,338)	134,947
Long-term debt, excluding current maturities	—	552,798	12,246	—	—	565,044
Intercompany notes payable	—	—	164,307	—	(164,307)	—
Noncurrent deferred income tax liabilities	—	3,771	19,793	5,399	—	28,963
Other noncurrent accrued liabilities	—	9,823	13,681	3,718	(9)	27,213

Total liabilities	1,288	693,488	294,506	44,539	(277,654)	756,167

Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	162,116	54,004	163,299	114,175	(363,928)	129,666
Non-controlling interests	—	—	(130)	—	—	(130)

Total stockholders’ equity	162,116	54,004	163,169	114,175	(363,928)	129,536

Total liabilities and stockholders’ equity	$163,404	$747,492	$457,675	$158,714	$(641,582)	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended March 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$83,991	$71,986	$44,544	$(34,046)	$166,475
Cost of sales	—	(66,448)	(52,914)	(40,312)	32,591	(127,083)

Gross profit	—	17,543	19,072	4,232	(1,455)	39,392

Other operating expenses:
Selling expenses	—	(2,962)	(2,972)	(411)	—	(6,345)
Administrative expenses	(282)	(12,613)	1,633	(967)	—	(12,229)
Amortization expense	—	(1,432)	(1,294)	(476)	—	(3,202)

Total other operating expenses	(282)	(17,007)	(2,633)	(1,854)	—	(21,776)

Operating income (loss)	(282)	536	16,439	2,378	(1,455)	17,616

Other income (expense):
Interest expense, net	—	(9,024)	(4,747)	2,201	—	(11,570)
Loss on investment in and advances to the China JV	—	(442)	—	—	2	(440)
Equity earnings (losses) from subsidiaries	9,396	2,143	(7,790)	—	(3,749)	—
Foreign currency exchange gains (losses)	1	(1,074)	9,949	(813)	—	8,063
Other income (expense), net	—	(74)	(6)	70	—	(10)

Total other income (expense), net	9,397	(8,471)	(2,594)	1,458	(3,747)	(3,957)

Income (loss) before income taxes	9,115	(7,935)	13,845	3,836	(5,202)	13,659

Income tax expense	—	(462)	(2,723)	(1,764)	—	(4,949)

Net income (loss)	9,115	(8,397)	11,122	2,072	(5,202)	8,710

Less: Net loss attributable to non-controlling interests	—	—	(405)	—	—	(405)

Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	$9,115	$(8,397)	$11,527	$2,072	$(5,202)	$9,115

Comprehensive income (loss)	$9,115	$(8,397)	$12,879	$12,110	$(5,202)	$20,505

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	Three months ended March 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$76,043	$58,497	$41,119	$(36,938)	$138,721
Cost of sales	—	(59,591)	(42,653)	(34,911)	35,041	(102,114)

Gross profit	—	16,452	15,844	6,208	(1,897)	36,607

Other operating expenses:
Selling expenses	—	(2,647)	(2,793)	(303)	—	(5,743)
Administrative expenses	(8)	(7,454)	(4,498)	(1,236)	—	(13,196)
Amortization expense	—	(1,432)	(1,319)	(504)	—	(3,255)

Total other operating expenses	(8)	(11,533)	(8,610)	(2,043)	—	(22,194)

Operating income (loss)	(8)	4,919	7,234	4,165	(1,897)	14,413

Other income (expense):
Interest expense, net	—	(8,640)	(1,965)	(347)	—	(10,952)
Loss on investment in China joint venture	—	—	—	(3,077)	—	(3,077)
Equity earnings (losses) from subsidiaries	4,143	3,047	(2,118)	—	(5,072)	—
Foreign currency exchange gains (losses)	—	(776)	7,705	(336)	—	6,593
Other income (expense), net	—	(405)	(25)	135	—	(295)

Total other income (expense), net	4,143	(6,774)	3,597	(3,625)	(5,072)	(7,731)

Income (loss) before income taxes	4,135	(1,855)	10,831	540	(6,969)	6,682

Income tax expense	—	(124)	(1,201)	(1,194)	—	(2,519)

Net income (loss)	4,135	(1,979)	9,630	(654)	(6,969)	4,163

Less: Net income attributable to non-controlling interests	—	—	28	—	—	28

Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$4,135	$(1,979)	$9,602	$(654)	$(6,969)	$4,135

Comprehensive income (loss)	$4,135	$(1,979)	$13,076	$3,773	$(6,969)	$12,036

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3)	$2,671	$9,326	$(2,030)	$—	$9,964

Cash flows from investing activities:
Capital expenditures	—	(2,090)	(1,445)	(3,596)	—	(7,131)
Advances to the China joint venture	—	(442)	—	—	—	(442)

Net cash used in investing activities	—	(2,532)	(1,445)	(3,596)	—	(7,573)

Cash flows from financing activities:
Principal payments on long-term debt	—	(250)	(4,540)	—	—	(4,790)
Net borrowings under revolving credit agreements	—	6,893	—	—	—	6,893
Increases (decreases) in intercompany notes	—	(6,233)	6,233	—	—	—
Acquisition installment payment	—	—	(4,255)	—	—	(4,255)

Net cash provided by (used in) financing activities	—	410	(2,562)	—	—	(2,152)

Effect of exchange rates on cash and cash equivalents	—	—	813	563	—	1,376

Increase (decrease) in cash and cash equivalents	(3)	549	6,132	(5,063)	—	1,615
Cash and cash equivalents, beginning of period	3	2,265	18,324	7,071	—	27,663

Cash and cash equivalents, end of period	$—	$2,814	$24,456	$2,008	$—	$29,278

	Three months ended March 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$15,118	$(6,670)	$636	$—	$9,084

Cash flows from investing activities:
Capital expenditures	—	(2,563)	(465)	(1,128)	—	(4,156)
Advances to the China joint venture	—	(431)	—	—	—	(431)

Net cash used in investing activities	—	(2,994)	(465)	(1,128)	—	(4,587)

Cash flows from financing activities:
Principal payments on long-term debt	—	(606)	(46)	—	—	(652)
Debt issuance costs paid	—	(148)	—	—	—	(148)

Net cash used in financing activities	—	(754)	(46)	—	—	(800)

Effect of exchange rates on cash and cash equivalents	—	—	615	68	—	683

Increase (decrease) in cash and cash equivalents	—	11,370	(6,566)	(424)	—	4,380
Cash and cash equivalents, beginning of period	—	35,481	16,838	1,561	—	53,880

Cash and cash equivalents, end of period	$—	$46,851	$10,272	$1,137	$—	$58,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc. and its subsidiaries.

Management’s Discussion and Analysis (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek” or “continue” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. Such factors include, among others:

•	the general political, economic and competitive conditions in markets and countries where we have operations, including, inflation or deflation and changes in tax rates;

•	foreign currency exchange fluctuations;

•	our failure to meet quality standards;

•	our ability to successfully execute and integrate acquisitions;

•	changes in our operating strategy or development plans;

•	our ability to attract, hire and retain qualified personnel, including our ability to maintain our highly skilled executives, sales and engineering staff;

•	changes in the availability or cost of raw materials, energy and labor;

•	our ability to develop and maintain competitive advantages;

•	risks associated with our manufacturing activities;

•	labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•	the impact of environmental and safety issues and changes in environmental and safety laws and regulations;

•	changes in the cost and availability of transportation;

•	our reliance on distributors;

•	additional tax liabilities we may incur;

•	the impact of trade regulations;

•	availability of credit, both to us and our customers;

•	the competitive environment in the wire rope, synthetic rope, electromechanical cable (“EMC”) and specialty wire industries, both in the U.S. and abroad;

•	the substantial doubt of the China joint venture’s ability to continue operating;

•	our significant indebtedness;

•	interest rate fluctuations and changes in capital market conditions; and

•	our ability to implement and maintain sufficient internal controls.

Any forward-looking statements that we make in this quarterly report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Business Overview

We believe we are the largest global manufacturer of high-performance wire rope and one of the leading worldwide manufacturers of synthetic rope, electromechanical cable, fabricated products and specialty wire. Our highly engineered and specialized products have a reputation for quality, performance and safety, and are marketed under well-known brands such as Union®, Camesa®, MacWhyte®, CASAR®, Wireline Works™, U.S. Reel™, Phillystran®, Oliveira™, Drumet® and Union International. Our proprietary technical and manufacturing expertise utilizes advanced metallurgical and material technologies to develop highly engineered and specialized ropes which are “mission-critical” operating components used in heavy lifting, pulling, supporting and suspension applications, where functionality and safety are the top priority. We maintain a comprehensive product portfolio across the diverse end markets we serve, including crane, oil and gas, mining, fishing, marine, structures and general industrial. Our global manufacturing footprint with 13 facilities is supplemented by a global network of company-owned distribution facilities and independent distributors. Our China joint venture (“China JV”) also provides additional manufacturing capacity in Wuhan, China. We currently have global capacity to annually produce approximately 408,000 tons of wire and approximately 230,000 tons of wire rope. We aggregate our five operating segments that reflect geographic regions, including the United States, Mexico, Germany, Portugal and Poland into one reportable segment as they have similar economic and other characteristics, such as the production and distribution processes, similar product offerings and similar customers.

First Quarter Highlights

During the first quarter, we continued to work towards our strategic objectives for 2012, with notable achievements in organic growth through global expansion and optimizing our global assets through supply chain management; however, we experienced some challenges within certain European markets. We continued to see strong activity in key end markets, such as oil and gas, mining and aftermarket crane sales in North America, leveraged our multi-tiered branding strategy by selling our Oliveira brand for the first time in new markets and increased our internal wire consumption rates following our July 18, 2011 acquisition of Drumet. Our sales and gross profit as a percentage of sales (“gross margin”), exclusive of our recent acquisition, were, however, lower due to a decrease in European crane rope sales. Our operating costs increased primarily due to market inflation for petroleum-based raw materials and increased utility costs. Also, the effect of fluctuations in the value of the euro, Mexican peso and Polish złoty against the United States (“U.S.”) dollar decreased our revenues and expenses when comparing first quarter of 2012 with first quarter of 2011.

Our organizational structure continues to evolve. To globalize our customer care function, we established a European customer care group headquartered in Germany to support the Eastern Hemisphere. We also have added engineering support functions in key markets to support expansion of our international sales efforts, including a European Head of Engineering.

For the three months ended March 31, 2012, we recorded net sales of $166.5 million, an increase of $27.7 million, or 20%, over reported net sales of $138.7 million for the first quarter of 2011. If we had acquired Drumet on January 1, 2011, our pro forma net sales for the three months ended March 31, 2011 would have been $167.4 million. Acquisition Adjusted EBITDA was $30.6 million and net income was $8.7 million for the three months ended March 31, 2012, compared to Acquisition Adjusted EBITDA of $32.3 million, which includes Drumet pro forma EBITDA of $3.0 million, and net income of $4.2 million for the same period in 2011. For the definition of Acquisition Adjusted EBITDA, see the section titled “Non-GAAP Financial Measures”.

Results of Operations

This section focuses on significant items that impacted our operating results during the three months ended March 31, 2012. Most notably, our recent acquisition of Drumet, also referred to as our Polish subsidiary, on July 18, 2011 affects the comparability of period-over-period results. Also, our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against the value of the euro, Mexican peso and Polish złoty. The results of operations for any quarter or partial fiscal year are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended March 31, 2012 compared to three months ended March 31, 2011

The following table presents selected consolidated financial data for the first quarters of 2012 and 2011:

	Three months ended March 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$166,475	$138,721	$27,754	20%

Gross profit	39,392	36,607	2,785	8%
Other operating expenses	(21,776)	(22,194)	418	(2%)
Other expense, net	(3,957)	(7,731)	3,774	(49%)
Income tax expense	(4,949)	(2,519)	(2,430)	NM

Net income	$8,710	$4,163	$4,547	NM

Gross profit as % of net sales	24%	26%
Other operating expenses as % of net sales	13%	16%

NM = Not Meaningful

Net sales

Our net sales increased $27.8 million, or 20%, during the three months ended March 31, 2012 as compared to the same period in 2011. Of the increase, $20.0 million was attributable to our Polish subsidiary acquired on July 18, 2011.

Our wire rope sales, excluding the impact of our most recent acquisition, increased $5.1 million, or 6%. Net sales of wire rope into the oil and gas end market contributed $4.5 million of the increase in net sales for the three months ended March 31, 2012. The price of oil increased approximately 8% from March 2011 to March 2012 driving the demand for drilling and exploration activity. The worldwide active rig count increased 7% from March 2011 to March 2012. Net sales of wire rope into the mining end market contributed $1.4 million of the increase in net sales for the three months ended March 31, 2012. Net sales into the crane end market were nearly flat when comparing first quarter of 2012 to first quarter of 2011. Our crane rope sales increased in North America primarily related to increased sales to aftermarket crane customers. In contrast, we experienced a decline in crane rope sales to the Original Equipment Manufacturers (“OEMs”) in the European markets. Wire rope sales represented 57% of our total consolidated net sales for the three months ended March 31, 2012 compared to 61% for the same period in 2011.

Excluding our Polish subsidiary, wire sales for the three months ended March 31, 2012 increased 16%, or $3.9 million, over the prior period. This increase in specialty wire sales was largely due to increasing market share and demand for infrastructure projects in Mexico. Wire sales represented 23% of our total consolidated net sales for the three months ended March 31, 2012 compared to 18% for the same period in 2011.

Net sales of EMC and synthetic rope did not significantly change over prior year.

Product prices have remained relatively stable to comparative prior year during the first quarter of 2012. As the dollar strengthened in relation to the euro and Mexican peso during the first quarter of 2012 compared to the first quarter of 2011, our net sales decreased approximately $3.3 million for the three months ended March 31, 2012 due to changes in foreign currency exchange rate fluctuations.

Gross profit

Gross profit increased $2.8 million, but gross margin decreased to 24% in the first quarter of 2012 from 26% for the same period in 2011. The decrease in gross margin is primarily driven by product mix as our Polish subsidiary has a higher percentage of wire and general purpose sales. Production of wire and general purpose wire rope is less complex and therefore has lower margins than our value-added products, such as specialty wire rope, synthetic rope and EMC. Prior to the acquisition of Drumet, wire sales and general purpose rope represented 18% and 10%, respectively, of our total consolidated net sales compared to 23% and 12%, respectively, currently. This decrease in gross margin was partially offset by reduced wire costs as we have increased consumption of internally produced wire at our European manufacturing facilities as a result of the purchase of Drumet.

The price of steel rod, our primary raw material in wire and wire rope, increased slightly in the first quarter compared to the same period in 2011, but decreased compared to year end 2011. The cost of other raw material components, such as polyethylene and polypropylene used to produce our synthetic rope products also increased. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.

Other operating expenses

	Three months ended
	March 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(6,345)	$(5,743)	$(602)	10%
Administrative expenses	(12,229)	(13,196)	967	(7%)
Amortization expense	(3,202)	(3,255)	53	(2%)

Other operating expenses	$(21,776)	$(22,194)	$418	(2%)

Other operating expenses decreased $0.4 million, or 2%, for the three months ended March 31, 2012 compared to the same period of 2011. Overall, total other operating expenses declined as a percentage of net sales from 16% for the three months ended March 31, 2011 to 13% for the three months ended March 31, 2012. Foreign currency exchange rate fluctuations accounted for $0.3 million of the decrease in other operating expenses for the three months ended March 31, 2012.

Selling expenses increased $0.6 million, or 10%, over prior period. Of the increase, $0.2 million is related to our acquisition of Drumet and the remainder is primarily due to the increase in expenses that vary with sales volume exclusive of the acquisition.

Administrative expenses decreased $1.0 million, or 7%, over prior period despite the fact that we incurred $1.0 million in additional administrative expenses during the first quarter of 2012 as a result of the acquisition of Drumet. The decrease was due to lower incentive compensation earned of $0.8 million in the first quarter of 2012 compared to the first quarter of 2011 as most of our compensation programs are based on quarterly profitability compared to budget. Additionally, our share-based compensation expense decreased $0.7 million as a result of 84% of outstanding stock option awards fully vesting in 2011. Acquisition costs incurred in the first quarter of 2012 were $0.7 million lower than first quarter of 2011 due to the timing of our purchase activity. We purchased Oliveira on November 16, 2010 and Drumet on July 18, 2011. These decreases in administrative expenses are partially offset by increased bank fees and management fees in 2012 of $0.4 million as compared to the same period last year.

Other expense, net

Other expense decreased by $3.8 million for the three months ended March 31, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Three months ended
	March 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	(11,570)	(10,952)	(618)	6%
Loss on investment in and advances to the China JV	(440)	(3,077)	2,637	(86%)
Foreign currency exchange gains, net	8,063	6,593	1,470	22%
Other expense, net	(10)	(295)	285	(97%)

Total other expense, net	(3,957)	(7,731)	3,774	(49%)

•

Interest expense increased $0.6 million for the three months ended March 31, 2012. In June 2011, we issued an additional $150.0 million of 9.5% Senior Notes, resulting in approximately $3.6 million of increased interest expense for the three months ended March 31, 2012. This increase in outstanding debt was offset by a partial principal paydown on the Term Loan in June 2011, which resulted in interest expense savings of $1.7 million in the current quarter. Additionally, we incurred $0.7 million of interest expense related to borrowings under our revolving credit facilities. During the first quarter of 2011, we had not borrowed under our revolving credit facilities. The amortization of debt issuance costs and the discount/premium related to this debt issuance and modification, including amortization of the discount on our Polish Debt acquired in July 2011, resulted in an additional $0.4 million in interest expense for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2012 was partially offset by an increase in capitalized interest recorded of $2.1 million, which reflects a $1.9 million entry that decreased interest expense and increased the cost of property, plant and equipment to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. Prior to 2012, we did not capitalize interest on construction in process for property, plant and equipment at our Mexican subsidiaries. These errors were not material to the current and any previously-reported periods.

•

The loss on investment in and advances to the China JV decreased $2.6 million for the three months ended March 31, 2012 compared to the same period in 2011. We discontinued applying the equity method during the first quarter of 2012 because our investment in the China JV was $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method is suspended. The losses incurred in the first quarter of 2012 related to advances, against which we fully reserved.

•

For the three months ended March 31, 2012, foreign currency exchange gains were $8.1 million compared to foreign currency exchange gains of $6.6 million for the same period in 2011. At March 31, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $184.4 million and $120.3 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the Polish złoty resulted in $5.5 million of the gains recognized during the first quarter of 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to zł.3.4127 compared to $1.00 to zł.3.1063 at March 31, 2012. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $3.9 million of the gains recognized during the current quarter. The U.S. dollar to euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7487 at March 31, 2012. The current year foreign currency exchange gains were partially offset by a $1.1 million foreign currency exchange loss related to the revaluation of the outstanding borrowings under the Euro Revolver by our U.S. subsidiary. The net foreign currency exchange gain recognized on the revaluation of intercompany loans in 2011 was due to the appreciation of the euro during the first quarter of 2011. The exchange rate at December 31, 2010 was $1.00 to €0.7484 compared to $1.00 to €0.7039 at March 31, 2011.

Income taxes

For the three months ended March 31, 2012, the Company incurred income tax expense of $4.9 million compared to $2.5 million for the three months ended March 31, 2011. The change in tax expense is primarily driven by increased book income in certain foreign jurisdictions. Continued operating losses in the U.S. results in tax benefits that the Company does not expect to realize and are therefore offset by an increased valuation allowance. The effective tax rate was 36% and 38% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate is due in part to a greater portion of income in lower taxable jurisdictions. Unrecognized tax benefits increased $1.4 million for the three months ended March 31, 2012.

Non-GAAP Financial Measures

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

The following is a reconciliation of net income to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended
	March 31,
	2012	2011
	(dollars in thousands)
Net income	$8,710	$4,163
Plus:
Interest expense, net	11,570	10,952
Income tax expense	4,949	2,519
Depreciation and amortization	10,035	9,523
Loss on investment in and advances to the China JV	440	3,077
Foreign currency exchange gains, net	(8,063)	(6,593)
Share-based compensation	269	972
Other expense, net	10	295
Acquisition costs	219	950
Purchase accounting (inventory step-up)	—	1,289
Bank fees	482	244
Management fee and board payments	851	733
Restructuring costs (a)	851	931
Other adjustments	318	261

Adjusted EBITDA	30,641	29,316
Drumet pro forma EBITDA (b)	—	3,025

Acquisition Adjusted EBITDA	$30,641	$32,341

The following is a reconciliation of cash flows from operating activities to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended
	March 31,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$9,964	$9,084
Plus: Adjustments to reconcile net income to Adjusted EBITDA:
Interest expense, net	11,570	10,952
Income tax expense	4,949	2,519
Foreign currency exchange gains, net	(8,063)	(6,593)
Other expense, net	10	295
Acquisition costs	219	950
Purchase accounting (inventory step-up)	—	1,289
Bank fees	482	244
Management fee and board payments	851	733
Restructuring costs (a)	851	931
Other adjustments	318	261
Less: Cash flow adjustments to net income not included in Adjusted EBITDA
Amortization of debt issuance costs and discount/premium	(1,719)	(1,307)
Other, net	1,870	(512)
Unrealized foreign currency exchange gains, net	8,233	7,224
Changes in deferred income taxes	(374)	(53)
Changes in assets and liabilities	1,480	3,299

Adjusted EBITDA	$30,641	$29,316
Drumet pro forma EBITDA (b)	—	3,025

Acquisition Adjusted EBITDA	$30,641	$32,341

(a)	In 2012, restructuring costs consisted primarily of consultation fees for legal entity restructurings, professional service costs for our registration statement filing with the SEC, which was declared effective on February 7, 2012, severance costs and additional costs incurred with warehouse closures. In 2011, restructuring costs consisted primarily of legal fees and other costs associated with entity restructuring activities, consulting fees associated with our SEC registration statement filing, litigation of various claims and severance costs at our Mexican subsidiaries.
(b)	The Drumet acquisition closed on July 18, 2011 and its results have been included in our consolidated statement of operations for the three months ended March 31, 2012. A pro forma adjustment was included for the three months ended March 31, 2011 as if the acquisition had been consummated on the first day of 2011 for comparative purposes. This amount represents the net income of Drumet before interest, taxes, depreciation and amortization and is converted from Polish złotys to U.S. dollars using the average exchange rate for the first quarter of 2011. The amount for the three months ended March 31, 2011 was converted from Polish złotys to U.S. dollars using $1.00 to zł.2.8868.

Liquidity and Capital Resources

Overview

Total available liquidity, defined as total availability under our revolving credit facilities plus cash and cash equivalents, was $85.9 million at March 31, 2012, compared to $86.9 million at December 31, 2011. Our principal sources of liquidity consist of cash from operations and borrowings under our revolving credit agreements and access to debt markets. From time to time, we may use external sources of cash, principally bank debt and public and private debt, to refinance existing indebtedness and fund acquisitions. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of our cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in acquisitions and capital expenditures. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We currently have no plans to enter into derivative agreements to mitigate raw material price changes in any of our facilities.

We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $29.3 million at March 31, 2012, cash and cash equivalents held in foreign countries were $26.9 million, of which substantially all was held in the subsidiaries’ local currency. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars. As part of our business strategy, we plan to indefinitely reinvest the earnings of our foreign operations outside of the U.S.; however, should the cash held at our Mexican subsidiaries, which are the only foreign subsidiaries of our U.S. operations, be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes to repatriate these funds, which could be material.

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

Revolving Credit Facility Activity

During the quarter ended March 31, 2012, we borrowed an additional $6.9 million under our revolving credit agreements for general corporate purposes. Of the $116.1 million of borrowing capacity under our three revolving credit agreements, we had borrowed $52.7 million as of March 31, 2012, leaving $56.6 million of availability at March 31, 2012 after taking into consideration outstanding letters of credit and borrowing base calculations. Detail of our revolving credit activity for the first three months of 2012 was as follows:

Revolving Credit Agreement, classified as a current liability

	Amount	Weighted- average interest rate
	(dollars in thousands)
Amount outstanding at March 31, 2012	$18,739	4.00%
Average amount outstanding during the period ended March 31, 2012	25,621	4.00%
Maximum amount outstanding during the period ended March 31, 2012	32,339	4.00%

Euro Facility, classified as long-term debt

	Amount	Weighted- average interest rate
	(dollars in thousands)
Amount outstanding at March 31, 2012	$33,918	4.90%
Average amount outstanding during the period ended March 31, 2012	33,784	5.09%
Maximum amount outstanding during the period ended March 31, 2012	34,139	5.06%

For a detailed discussion of our borrowings, see Note 8—”Borrowings” to our audited consolidated financial statements in Item 8, Financials Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2011.

Cash Flow Information

The following table summarizes our cash flows from operating, investing and financing activities in the first three months of 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$9,964	$9,084
Investing activities	(7,573)	(4,587)
Financing activities	(2,152)	(800)
Effect of exchange rates on cash and cash equivalents	1,376	683

Net increase in cash and cash equivalents	1,615	4,380
Cash and cash equivalents, beginning of period	27,663	53,880

Cash and cash equivalents, end of period	$29,278	$58,260

Operating Activities

Cash flow from operating activities increased slightly in the first three months of 2012 as compared to the same period in 2011 due primarily to a decrease in cash earnings offset by an increase in cash provided by working capital changes. The increase in cash provided by working capital changes includes an increase of $10.1 million in accrued interest that is payable in the second quarter of 2012.

Investing Activities

Net investing cash outflows increased $3.0 million primarily due to an increase in capital spending in our operating facilities of $3.0 million. Capital expenditures totaled approximately $7.1 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively. We estimate that our planned capital spending will be between $32.0 million and $35.0 million for 2012. Actual capital expenditures for the remainder of 2012 may differ materially from our estimate.

Financing Activities

For the three months ended March 31, 2012, cash flows used in financing activities was $2.2 million compared to $0.8 million for the three months ended March 31, 2011. In 2012, we borrowed $6.9 million under our revolving credit agreements, which were offset by principal payments of $4.8 million, which includes a $4.5 million payment on debt acquired with the purchase of Drumet and an installment payment of $4.3 million related to the acquisition of Drumet. In 2011, there was no borrowing or repayment activity under our revolving credit agreements.

Off-balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations and commitments as of March 31, 2012. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rate in effect as of March 31, 2012. Amounts drawn under our revolving credit facilities are presented in the table based on our presentation in the financial statements. The Revolving Credit Agreement is classified as current and amounts drawn are denoted as due within one year and the Euro Facility is classified as long-term and amounts drawn are denoted as due based on the earliest contractual maturity date.

We believe we will be able to fund these obligations through cash generated from our operations, available credit facilities, refinancing or changes to our capital structure. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Revolving Credit Agreement	$18,739	$18,739	$—	$—	$—	$—	$—
Long-term debt	584,345	9,428	9,654	139,899	97	97	425,170
Interest on long-term debt (1)	229,751	45,315	46,918	41,765	40,375	40,375	15,003
Capital lease obligations	10,223	3,230	3,548	941	1,756	210	538
Operating lease obligations	17,091	3,328	3,820	3,413	2,773	1,780	1,977
Pension & postemployment benefits	4,473	292	376	409	406	432	2,558
Acquisition installment payment (2)	5,717	5,717	—	—	—	—	—

Total contractual obligations	$870,339	$86,049	$64,316	$186,427	$45,407	$42,894	$445,246

(1)	Amounts include contractual interest payments using the interest rates as of March 31, 2012 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.
(2)

On July 18, 2011, we acquired Drumet for an aggregate purchase price equivalent to approximately $62.4 million using the exchange rates in effect at closing. The purchase price is to be paid in three installments. The remaining installment of €4.3 million is payable on July 31, 2012.

Income Taxes—Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. Unrecognized tax benefits of $22.1 million are classified on our consolidated balance sheets in Other noncurrent accrued liabilities and Noncurrent deferred income tax liabilities at March 31, 2012. We do not expect to make significant payments on these liabilities within the next year. For further information, see Note 8—”Income Taxes” to the unaudited interim consolidated financial statements contained in this quarterly report.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies since year-end.

Recently Adopted Accounting Standards

Note 1— “Interim Financial Statement Presentation” to the unaudited interim consolidated financial statements contained in this quarterly report includes a description of the recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there was no material change during the quarter from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars. The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. Our primary exposure to foreign currency exchange fluctuations are the U.S. dollar/euro and U.S. dollar/złoty related to subsidiaries with intercompany loans denominated in currencies other than their local currency. At March 31, 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $184.4 million. A hypothetical 10% increase in the U.S. dollar to the euro exchange rate would result in a greater foreign currency exchange gain of approximately $14.8 million compared to the actual gain recorded of $3.9 million. A hypothetical 10% decrease in the exchange rate would result in a foreign currency exchange loss of approximately $8.6 million. A hypothetical 10% increase in the U.S. dollar to the Polish złoty exchange rate would result in a greater foreign currency exchange gain of approximately $11.8 million compared to the actual gain recorded of approximately $5.5 million. A hypothetical 10% decrease in the exchange rate would result in a foreign currency exchange loss of approximately $0.8 million. We also have some exposure to foreign exchange fluctuations related to the Mexican peso/U.S. dollar on an intercompany loan, but the overall impact on the consolidated statements of operations is insignificant. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information related to the Company’s legal proceedings, refer to Note 10—”Commitments and Contingencies” under Part I, Item 1 of this quarterly report.

Item 1A. Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 2, 2012, the Company amended its policies and procedures governing related party transactions to, among other things, provide that related party transactions that are subject to such policy must be approved by the full board of directors (rather than the Audit Committee).

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from WireCo WorldGroup’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.

Dated: May 11, 2012	By:	/s/ J. Keith McKinnish
J. Keith McKinnish
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2012	By:	/s/ Beth Armstrong
Beth Armstrong
Vice President and Chief Accounting Officer
(Principal Accounting Officer)