Form 10-Q
period 2012-06-30
WireCo WorldGroup Inc.
filed 2012-08-13
CIK 1522182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of August 10, 2012, the Company had 2,013,211 shares of common stock outstanding, all of which was held by affiliates.

WireCo WorldGroup Inc.

Quarterly Report

For the period ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,845	$27,663
Accounts receivable, less allowance for doubtful accounts of $2,822 and $2,294, respectively	121,430	108,607
Other receivables	3,083	3,499
Inventories, net	191,207	187,544
Prepaid expenses and other current assets	10,127	6,919
Current deferred income tax assets	3,463	3,422

Total current assets	344,155	337,654
Property, plant and equipment, less accumulated depreciation of $98,123 and $85,004, respectively	241,275	236,146
Intangible assets, net	103,092	109,773
Goodwill	168,221	168,831
Deferred financing fees, net	16,731	19,192
Noncurrent deferred income tax assets	3,492	3,437
Other noncurrent assets	20,258	10,670

Total assets	$897,224	$885,703

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreements	$41,744	$16,101
Current maturities of long-term debt	9,069	13,416
Interest payable	6,539	6,481
Accounts payable	53,818	59,741
Accrued compensation and benefits	13,353	14,765
Acquisition installment payments	5,389	9,802
Other current accrued liabilities	21,598	14,641

Total current liabilities	151,510	134,947
Long-term debt, excluding current maturities	559,091	565,044
Noncurrent deferred income tax liabilities	33,587	28,963
Other noncurrent accrued liabilities	26,340	27,213

Total liabilities	770,528	756,167

Commitments and contingencies

Stockholders’ equity:
Common shares, $0.01 par value. Authorized 3,000,000 shares; 2,011,411 shares issued at June 30, 2012 and December 31, 2011	20	20
Additional paid-in capital	217,462	216,924
Accumulated other comprehensive loss	(33,988)	(34,392)
Accumulated deficit	(56,401)	(52,886)

Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	127,093	129,666
Non-controlling interests	(397)	(130)

Total stockholders’ equity	126,696	129,536

Total liabilities and stockholders’ equity	$897,224	$885,703

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$165,148	$145,432	$331,623	$284,153
Cost of sales	(124,430)	(106,747)	(251,513)	(208,861)

Gross profit	40,718	38,685	80,110	75,292

Other operating expenses:
Selling expenses	(6,440)	(6,693)	(12,785)	(12,436)
Administrative expenses	(17,859)	(17,150)	(30,088)	(30,346)
Amortization expense	(3,214)	(3,308)	(6,416)	(6,563)

Total other operating expenses	(27,513)	(27,151)	(49,289)	(49,345)

Operating income	13,205	11,534	30,821	25,947

Other income (expense):
Interest expense, net	(13,427)	(11,436)	(24,997)	(22,388)
Loss on investment in and advances to the China JV	(279)	(3,731)	(719)	(6,808)
Foreign currency exchange gains (losses), net	(8,097)	1,555	(34)	8,148
Loss on extinguishment of long-term debt	—	(5,540)	—	(5,540)
Other income (expense), net	(353)	206	(363)	(89)

Total other expense, net	(22,156)	(18,946)	(26,113)	(26,677)

Income (loss) before income taxes	(8,951)	(7,412)	4,708	(730)
Income tax expense	(3,670)	(3,662)	(8,619)	(6,181)

Net loss	(12,621)	(11,074)	(3,911)	(6,911)
Less: Net income (loss) attributable to non-controlling interests	9	(355)	(396)	(327)

Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(12,630)	$(10,719)	$(3,515)	$(6,584)

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss including non-controlling interests	$(12,621)	$(11,074)	$(3,911)	$(6,911)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,262)	2,419	533	10,292

Comprehensive income (loss) including non-controlling interests	(23,883)	(8,655)	(3,378)	3,381
Less: Comprehensive income (loss) attributable to non-controlling interests	(352)	73	(267)	793

Comprehensive income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(23,531)	$(8,728)	$(3,111)	$2,588

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,911)	$(6,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,601	19,335
Amortization of debt issuance costs and discounts/premium	3,395	2,690
Loss on extinguishment of long-term debt	—	5,540
Loss on investment in and advances to the China joint venture	719	6,808
Shared-based compensation	538	1,903
Other, net	(1,760)	525
Unrealized foreign currency exchange gains, net	(369)	(9,299)
Changes in deferred income taxes	4,816	(903)
Changes in assets and liabilities:
Accounts receivable	(13,023)	(13,959)
Inventories	(4,118)	(20,424)
Prepaids and other assets	(1,544)	466
Interest payable	58	1,958
Accounts payable	(6,104)	228
Other accrued liabilities	4,246	7,740

Net cash provided by (used in) operating activities	2,544	(4,303)

Cash flows from investing activities:
Capital expenditures	(16,030)	(11,034)
Deposit on business acquisition	(9,394)	—
Investment in and advances to the China joint venture	(681)	(3,919)

Net cash used in investing activities	(26,105)	(14,953)

Cash flows from financing activities:
Principal payments on long-term debt	(5,064)	(930)
Proceeds from issuance of long-term debt, including premium	—	157,125
Debt issuance costs paid	—	(8,051)
Retirement of long-term debt	—	(132,814)
Amendment fees paid to third-parties	—	(1,381)
Net borrowings under revolving credit agreements	19,954	4,173
Acquisition installment payment	(4,255)	—

Net cash provided by financing activities	10,635	18,122
Effect of exchange rates on cash and cash equivalents	108	862

Decrease in cash and cash equivalents	(12,818)	(272)
Cash and cash equivalents, beginning of period	27,663	53,880

Cash and cash equivalents, end of period	$14,845	$53,608

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$24,250	$19,534
Cash paid for income taxes, net of refunds	1,991	6,006
Non-cash investment in the China joint venture	—	12,000

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

The Company is a manufacturer of wire rope, synthetic rope, electromechanical cable, fabricated products and specialty wire. The Company has five operating segments that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria included in the Financial Accounting Standards Board (“FASB”) guidance on segment disclosure. The five operating segments reflect geographic regions of the Company’s manufacturing facilities, including the United States, Mexico, Germany, Portugal and Poland.

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

On April 5, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was signed into law. The Company qualifies as an emerging growth company as defined in the JOBS Act. An emerging growth company may take advantage of specified scaled disclosure requirements applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies. The Company is electing to delay such compliance with new or revised accounting standards on a prospective basis until the Company (i) no longer qualifies as an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other reporting companies. The Company will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more or (ii) the date on which the issuer has issued more than $1 billion in non-convertible debt securities during the previous three-year period.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 requires an entity to present total net income and its components, total other comprehensive income and its components and total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements. The accompanying interim consolidated financial statements include separate Consolidated Statements of Comprehensive Income and the Company’s Condensed Consolidating Financial Statements set forth in Note 13—“Condensed Consolidating Financial Statements” present net income and comprehensive income in a single continuous statement.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Accounting Pronouncement Issued During 2012

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing among long-lived asset categories. ASU 2012-02 permits companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, a similar approach to the goodwill impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on qualitative assessment, that it is “more likely than not” that the asset is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

Immaterial Correction of Error

Prior to 2012, the Company had not capitalized interest on construction in process for property, plant and equipment at the Company’s Mexican subsidiaries. In the first quarter of 2012, the Company recorded an entry that decreased interest expense and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously-reported periods. The adjustment is reflected in Other, net as a non-cash reconciling item in the consolidated statement of cash flows. The Company recorded depreciation expense of $39 and $454 related to this adjustment during the three and six months ended June 30, 2012.

(2)	Acquisition

In June 2012, the Company entered into a stock purchase agreement to purchase 100% of the outstanding shares of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”). Lankhorst is a manufacturer of synthetic rope and recycled plastic injection molded products with manufacturing operations, including joint ventures, in Portugal, the Netherlands, Brazil, India, Spain, Greece and Australia. The acquisition of Lankhorst positions the Company as a global leader in the manufacturing of synthetic ropes, provides technical product expertise and R&D capabilities and continues to diversify the Company’s business mix by product, geography and end market. Upon signing the stock purchase agreement, the Company paid a deposit of €7,500 (equivalent of $9,394), which is classified in Other noncurrent assets in the consolidated balance sheet. The Company expensed $5,824 of direct acquisition costs associated with this acquisition in Administrative expenses for the three and six months ended June 30, 2012.

On July 12, 2012, the Company completed the acquisition of Lankhorst for an aggregate transaction value of approximately $239,079, payable in cash of approximately $176,462 and debt assumed comprising the remaining balance, using the exchange rate in effect at closing. The debt was retired with proceeds from the financing, discussed further in Note 14—“Subsequent Events”. The purchase price allocation was not complete as of the date of this filing pending the valuation of assets acquired and liabilities assumed. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed, including goodwill. Also, the Company is unable to provide the supplemental pro forma net sales and net income of the combined entity, as some of the pro forma adjustments are dependent upon the purchase price allocation. The Company will include this information in the quarterly report on Form 10-Q for the quarter ended September 30, 2012. The Company’s third quarter results will include the operations of the acquired entity on and after July 12, 2012.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(3)	Inventories

The major classes of inventories were as follows as of the dates indicated:

	June 30,	December 31,
	2012	2011
Raw materials	$74,895	$77,033
Work in process	15,190	14,287
Finished goods, net	101,122	96,224

Inventories, net	$191,207	$187,544

(4)	Intangible Assets and Goodwill

The components of intangible assets were as follows as of the dates indicated:

	Gross carrying amount	Weighted- average amortization period	Accumulated amortization	Net carrying amount
June 30, 2012:
Customer and distributor relationships	$104,994	10 years	$(59,320)	$45,674
Trade names - non-amortizing	48,031	Indefinite	—	48,031
Trade name - amortizing	682	15 years	(243)	439
Technology and patents	15,674	13 years	(6,882)	8,792
Other	5,932	7 years	(5,776)	156

Total intangible assets	$175,313		$(72,221)	$103,092

December 31, 2011:
Customer and distributor relationships	$105,191	10 years	$(53,477)	$51,714
Trade names - non-amortizing	48,140	Indefinite	—	48,140
Trade name - amortizing	682	15 years	(220)	462
Technology and patents	15,739	13 years	(6,449)	9,290
Other	6,002	7 years	(5,835)	167

Total intangible assets	$175,754		$(65,981)	$109,773

The change in the carrying value of goodwill for the six-month period ended June 30, 2012 was as follows:

Balance as of December 31, 2011	$168,831
Foreign currency translation	(610)

Balance as of June 30, 2012	$168,221

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(5)	Investment in and Advances to the China Joint Venture

As the Company’s investment in the China joint venture (“China JV”) was valued at $0 as of December 31, 2011, the Company has discontinued applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. During the first half of 2012, the Company made advances to the China JV relating primarily to professional services and capital expenditures the Company paid on behalf of the China JV and travel expenses of Company employees assisting with training, engineering and other matters. The Company fully reserved $239 and $681 against these advances for the three and six months ended June 30, 2012, respectively, which was recorded in Loss on investment in and advances to the China JV in the accompanying statement of operations. Intercompany profit eliminations on inventory sold from the China JV to the Company’s subsidiaries of $40 and $38 for the three and six months ended June 30, 2012, respectively, are also included in Loss on investment in and advances to the China JV.

Summarized financial information for the China JV was as follows for the dates indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$5,125	$4,635	$8,408	$7,350
Gross profit	(858)	(2,139)	(3,547)	(4,853)
Net loss	(4,674)	(6,234)	(10,783)	(12,103)

Pursuant to a resolution from the China JV’s Board of Directors dated February 23, 2012, the China JV Partner committed to provide entrusted loans to the China JV in the aggregate amount of RMB 100,000 (equivalent of $15,739 at June 30, 2012) for the repayment of bank loan principal and interest and funding of operating cash flow in 2012. As of July 19, 2012, RMB 80,000 of the total RMB 100,000 was made available to the China JV and the related loan contracts were executed.

On May 11, 2012, the China JV entered into a revised Supplemental Agreement (“Revised Supplemental Agreement”) with one of its lenders, which deferred the repayment of loan principal payments on RMB 512,400 of long-term loans from 2013 to years 2014 to 2019 and provided for a 10% downward adjustment of the People’s Bank of China base interest rate. The Revised Supplemental Agreement contains various covenants including, but not limited to, operating and financial parameters on annual production capacity, profits, liabilities to asset ratio and operating cash flow. As of June 30, 2012, the China JV was not in compliance with certain covenants associated with its borrowings. As a result of this default, the lender may accelerate payment of the debt and the China JV would have insufficient funds available to repay the debt. As of the report issuance date, the lender has not requested accelerated payment of the debt.

Due to the continued losses and reduced liquidity, there is substantial doubt as to the China JV’s ability to continue as a going concern. As of June 30, 2012, the Company’s exposure to loss as a result of its involvement with the China JV is limited to prepaid inventory of $1,303. The Company does not guarantee the debts of the China JV in whole or in part.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(6)	Borrowings

Long-term debt consists of the following as of the dates indicated:

	June 30,	December 31,
	2012	2011
Term Loan, variable interest rate, 5.00% at June 30, 2012, due 2014	$98,750	$99,250
Senior Notes due 2017	425,000	425,000
Polish Debt due 2014	24,014	28,034
Other indebtedness	617	658
Borrowings under revolving credit facilities	63,786	44,696

Total debt at face value	612,167	597,638
Less: Unamortized premium (discount), net	(2,263)	(3,077)
Less: Current maturities of long-term debt	(9,069)	(13,416)
Less: Borrowings under revolving credit facilities which are classified as current	(41,744)	(16,101)

Total long-term debt	$559,091	$565,044

Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of June 30, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financials Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2011.

Revolving Credit Facilities

The Company has three revolving credit facilities: a revolving credit agreement with HSBC Bank USA, National Association (“HSBC”) (“Revolving Credit Agreement”), a revolving credit agreement with BGL BNP Paribas S.A. (“CASAR Revolving Credit Agreement”) and a revolving credit agreement with Deutsche Bank AG, London Branch and Goldman Sachs Bank USA (“Euro Facility”). At June 30, 2012, the Company’s maximum borrowing capacity under all of these revolving credit agreements was an aggregate principal amount of $113,770. This amount was subject to adjusted borrowing base calculations based on specified advance rates against the value of eligible accounts receivable and inventory, and further reduced by outstanding borrowings and letters of credit. The Company had borrowed $38,950 under the Revolving Credit Agreement, $2,794 under the CASAR Revolving Credit Agreement and $22,042 under the Euro Facility as of June 30, 2012. The Company’s availability under these revolving credit agreements was $43,877 at June 30, 2012. The interest rate on outstanding balances under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility was 4.00%, 2.34% and 4.83%, respectively, at June 30, 2012. Borrowings under the Revolving Credit Agreement are classified as a current liability as the Company applies lockbox receipts to its outstanding revolver balance daily. The CASAR Revolving Credit Agreement matures on August 22, 2012, therefore borrowings under this facility are also classified as current. These three revolvers were replaced by a new revolving credit facility as discussed in Note 14—“Subsequent Events”.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Interest Expense, net

Net interest expense consists of:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest on revolvers and long-term debt	$11,990	$10,172	$24,024	$19,862
Amortization of debt issuance costs	1,230	1,199	2,461	2,327
Amortization of discounts/premium	446	184	934	363
Capitalized interest	(323)	(44)	(2,443)	(73)
Other	84	(75)	21	(91)

Interest expense, net	$13,427	$11,436	$24,997	$22,388

(7)	Derivative Instruments

To mitigate the risk associated with fluctuations of the U.S. dollar to euro exchange rate, the Company entered into two foreign currency forward contracts during the second quarter of 2012. On June 13, 2012, the Company entered into a foreign currency forward contract to receive a gross notional value of €160,000 between June 13, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7952 to be used for the purchase of Lankhorst. On June 18, 2012, the Company entered into another foreign currency forward contract to receive a gross notional value of €21,671 between June 19, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7923 to repay the outstanding indebtedness under the Euro Facility. None of the Company’s derivative financial instruments have been designated as hedging instruments. See Note 8—“Fair Value Measurements” for information regarding the fair value and financial statement presentation of these derivatives.

(8)	Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, other receivables, borrowings under revolving credit agreements classified as current, accounts payable and other accrued liabilities. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.

The carrying amounts and estimated fair values of the Company’s long-term debt at June 30, 2012 were as follows:

	Carrying	Estimated
	amount	fair value
Term Loan	$98,750	$98,503
Senior Notes	425,866	425,000
Polish Debt	20,885	19,888
Euro Facility	22,042	22,042

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

The Company determines the fair values of its financial instruments based on the fair value hierarchy. The following table presents the Company’s financial instruments measured at estimated fair value on a recurring basis:

	As of June 30, 2012
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	—	$1,471	—

There were no transfers between Level 1 and Level 2 assets or liabilities during the three and six months ended June 30, 2012.

The Company estimates the fair value of its foreign currency forward contracts using present value measurements based on the Euro spot rate, forward option spreads and other relevant market conditions. The fair value of the asset as of June 30, 2012 was included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet. The change in fair value of the foreign currency forward contracts resulted in a gain of $1,471 for the three and six months ended June 30, 2012, which was recorded in Foreign currency exchange gains (losses), net in the accompanying consolidated statement of operations. These forward contracts were settled on July 12, 2012 as discussed in Note 14—“Subsequent Events”.

(9)	Restructuring

During 2011, the Company implemented a workforce reduction plan at certain European manufacturing facilities to increase operating efficiencies and realize synergies. Additionally, the Company closed two distribution centers due to a consolidation and reorganization of the Company’s distribution network. As a result of these restructuring activities, the Company terminated employees and recorded employee termination benefits and other associated costs in Administrative expenses in the consolidated statement of operations during the fourth quarter of 2011.

A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2011	$2,294
Restructuring charges	—
Payments	(1,596)

Balance at June 30, 2012	$698

(10)	Income Taxes

The Company determines the tax provision for interim periods using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. For the three months ended June 30, 2012 and 2011, the Company determined the interim tax expense using an estimate of annual earnings and annual tax to determine the effective tax rate by jurisdiction. The effective income tax rate for the three and six months ended June 30, 2012 was an expense of (41%) and 183%, respectively, compared to (49%) and (847%) for the three and six months ended June 30, 2011, respectively. In anticipation of the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell its U.S. entity’s investment in the stock of the Mexican subsidiaries to a foreign affiliate. This pending sale impacted the effective tax rate and changed our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration and resulted in $9,322 of tax expense in the second quarter. The tax expense and the related deferred tax liability reflected the tax effect of the difference between the book and tax basis of the investment. When the pending sale is completed, the deferred tax liability will be reversed and the tax effect of the tax gain, the difference between the sales price and the tax basis, will be recorded as a payable. The tax payable will be offset in part by the utilization of certain U.S. deferred tax benefits. The valuation allowance provided against these U.S. deferred tax benefits was reduced by $4,660 as a discrete item in the quarter. Projected losses in the U.S. tax jurisdiction resulted in an offsetting increase to the valuation allowance provided against certain U.S. deferred tax benefits of $558 and $2,060 for the three and six months ended June 30, 2012, respectively. The 2012 effective tax rates were also impacted by a decrease in income in higher tax jurisdictions. Unrecognized tax benefits increased $726 for the six months ended June 30, 2012.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(11)	Related Party Transactions

Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into agreements with the Company to provide administrative and other support services. The Company recorded management fees of $693 and $575 for the three months ended June 30, 2012 and 2011, respectively, and $1,414 and $1,150 for the six months ended June 30, 2012 and 2011, respectively, in Administrative expenses in the consolidated statements of operations.

(12)	Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with ASC Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2012, the Company had accrued approximately $515 for certain outstanding legal proceedings.

If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At June 30, 2012, none of the Company’s legal proceedings met the reasonably possible criterion.

(13)	Condensed Consolidating Financial Statements

Guarantees of the Senior Notes

The Company has Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. (the “Issuer”). These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc., the ultimate parent company. Certain entities controlled by the Company (collectively referred to as the “Guarantors”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantors” column are 100% owned directly or indirectly by the Company. WRCA Hong Kong Holding Company Limited, which holds the investment in the China JV, the Mexican subsidiaries of WireCo WorldGroup Inc. and WireCo Dutch Acquisition B.V., established in June 2012 for the purchase of Lankhorst, are collectively referred to as the “Non-Guarantor Subsidiaries”. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method, as applicable. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. During the fourth quarter of 2011, WireCo WorldGroup Limited (Cyprus) (“WireCo Cyprus”) was redomiciled to the Cayman Islands and merged with WireCo WorldGroup (Cayman) Inc. and as such, activity for 2012 is included in the parent column. Prior to the merger, WireCo Cyprus was reflected in the “Guarantors” column.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2012
	WireCo	WireCo
	WorldGroup	WorldGroup
	(Cayman) Inc.	Inc.	Guarantor	Non-Guarantor	Elimination
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5	$1,544	$10,077	$3,219	$—	$14,845
Accounts receivable, less allowance for doubtful accounts	—	52,066	48,271	21,093	—	121,430
Intercompany accounts receivable	15,571	54,413	58,182	21,805	(149,971)	—
Other receivables	—	552	2,531	—	—	3,083
Inventories, net	—	104,095	70,650	28,131	(11,669)	191,207
Prepaid expenses and other current assets	—	4,022	3,397	2,708	—	10,127
Current deferred income tax assets	—	—	1,771	1,536	156	3,463

Total current assets	15,576	216,692	194,879	78,492	(161,484)	344,155
Intercompany notes receivable	—	160,728	—	2,623	(163,351)	—
Property, plant and equipment, net	—	67,644	109,811	63,820	—	241,275
Intangible assets, net	—	45,682	48,082	9,328	—	103,092
Goodwill	—	117,855	42,686	7,680	—	168,221
Investment in subsidiaries	145,023	149,925	53,707	—	(348,655)	—
Deferred financing fees, net	—	16,731	—	—	—	16,731
Noncurrent deferred income tax assets	—	984	2,508	—	—	3,492
Other noncurrent assets	—	431	9,899	9,928	—	20,258

Total assets	$160,599	$776,672	$461,572	$171,871	$(673,490)	$897,224

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreements	$—	$38,950	$2,794	$—	$—	$41,744
Current maturities of long-term debt	—	1,000	8,069	—	—	9,069
Interest payable	—	6,535	4	—	—	6,539
Accounts payable	—	18,238	14,930	20,650	—	53,818
Accrued compensation and benefits	—	4,929	7,113	1,311	—	13,353
Intercompany accounts payable	1,727	88,954	36,831	19,263	(146,775)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	5,389	—	—	5,389
Other current accrued liabilities	—	8,218	10,378	3,035	(33)	21,598

Total current liabilities	1,727	166,824	88,671	44,259	(149,971)	151,510
Long-term debt, excluding current maturities	—	545,658	13,433	—	—	559,091
Intercompany notes payable	—	—	163,351	—	(163,351)	—
Noncurrent deferred income tax liabilities	—	8,570	19,476	5,541	—	33,587
Other noncurrent accrued liabilities	—	9,761	12,473	4,106	—	26,340

Total liabilities	1,727	730,813	297,404	53,906	(313,322)	770,528

Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	158,872	45,859	164,565	117,965	(360,168)	127,093
Non-controlling interests	—	—	(397)	—	—	(397)

Total stockholders’ equity	158,872	45,859	164,168	117,965	(360,168)	126,696

Total liabilities and stockholders’ equity	$160,599	$776,672	$461,572	$171,871	$(673,490)	$897,224

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	December 31, 2011
	WireCo	WireCo
	WorldGroup	WorldGroup
	(Cayman) Inc.	Inc.	Guarantor	Non-Guarantor	Elimination
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3	$2,265	$18,324	$7,071	$—	$27,663
Accounts receivable, less allowance for doubtful accounts	—	43,998	46,374	18,235	—	108,607
Intercompany accounts receivable	15,144	36,822	38,117	23,255	(113,338)	—
Other receivables	—	552	2,947	—	—	3,499
Inventories, net	—	100,829	70,265	28,395	(11,945)	187,544
Prepaid expenses and other current assets	—	2,965	1,553	2,401	—	6,919
Current deferred income tax assets	—	—	1,766	1,500	156	3,422

Total current assets	15,147	187,431	179,346	80,857	(125,127)	337,654
Intercompany notes receivable	—	161,693	—	2,623	(164,316)	—
Property, plant and equipment, net	—	68,658	110,327	57,161	—	236,146
Intangible assets, net	—	48,546	51,215	10,012	—	109,773
Goodwill	—	117,855	43,467	7,509	—	168,831
Investment in subsidiaries	148,257	142,707	61,175	—	(352,139)	—
Deferred financing fees, net	—	19,192	—	—	—	19,192
Noncurrent deferred income tax assets	—	984	2,453	—	—	3,437
Other noncurrent assets	—	426	9,692	552	—	10,670

Total assets	$163,404	$747,492	$457,675	$158,714	$(641,582)	$885,703

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$16,101	$—	$—	$—	$16,101
Current maturities of long-term debt	—	1,000	12,416	—	—	13,416
Interest payable	—	6,475	6	—	—	6,481
Accounts payable	74	18,143	14,417	27,107	—	59,741
Accrued compensation and benefits	—	7,027	6,579	1,159	—	14,765
Intercompany accounts payable	1,132	73,434	31,126	4,461	(110,153)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	9,802	—	—	9,802
Other current accrued liabilities	82	4,916	6,970	2,695	(22)	14,641

Total current liabilities	1,288	127,096	84,479	35,422	(113,338)	134,947
Long-term debt, excluding current maturities	—	552,798	12,246	—	—	565,044
Intercompany notes payable	—	—	164,307	—	(164,307)	—
Noncurrent deferred income tax liabilities	—	3,771	19,793	5,399	—	28,963
Other noncurrent accrued liabilities	—	9,823	13,681	3,718	(9)	27,213

Total liabilities	1,288	693,488	294,506	44,539	(277,654)	756,167

Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	162,116	54,004	163,299	114,175	(363,928)	129,666
Non-controlling interests	—	—	(130)	—	—	(130)

Total stockholders’ equity	162,116	54,004	163,169	114,175	(363,928)	129,536

Total liabilities and stockholders’ equity	$163,404	$747,492	$457,675	$158,714	$(641,582)	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$85,526	$70,733	$42,256	$(33,367)	$165,148
Cost of sales	—	(68,816)	(54,986)	(35,763)	35,135	(124,430)

Gross profit	—	16,710	15,747	6,493	1,768	40,718

Other operating expenses:
Selling expenses	—	(3,036)	(3,057)	(347)	—	(6,440)
Administrative expenses	162	(6,589)	(3,906)	(7,526)	—	(17,859)
Amortization expense	—	(1,432)	(1,322)	(460)	—	(3,214)

Total other operating expenses	162	(11,057)	(8,285)	(8,333)	—	(27,513)

Operating income (loss)	162	5,653	7,462	(1,840)	1,768	13,205

Other income (expense):
Interest Income (expense), net	—	(9,002)	(4,779)	354	—	(13,427)
Loss on investment in and advances to the China JV	—	(239)	—	—	(40)	(279)
Equity earnings (losses) from subsidiaries	(12,792)	5,075	300	—	7,417	—
Foreign currency exchange gains (losses), net	—	3,478	(12,031)	456	—	(8,097)
Other income (expense), net	—	(265)	(126)	38	—	(353)

Total other income (expense), net	(12,792)	(953)	(16,636)	848	7,377	(22,156)

Income (loss) before income taxes	(12,630)	4,700	(9,174)	(992)	9,145	(8,951)
Income tax benefit (expense)	—	(4,448)	996	(218)	—	(3,670)

Net income (loss)	(12,630)	252	(8,178)	(1,210)	9,145	(12,621)
Less: Net income attributable to non-controlling interests	—	—	9	—	—	9

Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(12,630)	$252	$(8,187)	$(1,210)	$9,145	$(12,630)

Comprehensive income (loss)	$(12,630)	$252	$(11,918)	$(8,732)	$9,145	$(23,883)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	Three months ended June 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$78,735	$59,085	$45,812	$(38,200)	$145,432
Cost of sales	—	(61,116)	(41,735)	(40,196)	36,300	(106,747)

Gross profit	—	17,619	17,350	5,616	(1,900)	38,685

Other operating expenses:
Selling expenses	—	(2,917)	(3,287)	(489)	—	(6,693)
Administrative expenses	—	(7,466)	(7,877)	(1,807)	—	(17,150)
Amortization expense	—	(1,432)	(1,358)	(518)	—	(3,308)

Total other operating expenses	—	(11,815)	(12,522)	(2,814)	—	(27,151)

Operating income	—	5,804	4,828	2,802	(1,900)	11,534

Other income (expense):
Interest expense, net	—	(9,068)	(2,006)	(362)	—	(11,436)
Loss on investment in China joint venture	—	—	—	(3,731)	—	(3,731)
Equity earnings (losses) from subsidiaries	(10,719)	2,062	(7,230)	—	15,887	—
Foreign currency exchange gains (losses)	—	(570)	2,097	28	—	1,555
Loss on extinguishment of long-term debt	—	(5,540)	—	—	—	(5,540)
Other income (expense), net	—	(107)	12	301	—	206

Other expense, net	(10,719)	(13,223)	(7,127)	(3,764)	15,887	(18,946)

Loss before income taxes	(10,719)	(7,419)	(2,299)	(962)	13,987	(7,412)
Income tax benefit (expense)	—	315	(2,856)	(1,121)	—	(3,662)

Net loss	(10,719)	(7,104)	(5,155)	(2,083)	13,987	(11,074)
Less: Net loss attributable to non-controlling interests	—	—	(355)	—	—	(355)

Net loss attributable to WireCo WorldGroup (Cayman), Inc.	$(10,719)	$(7,104)	$(4,800)	$(2,083)	$13,987	$(10,719)

Comprehensive loss	$(10,719)	$(7,104)	$(4,099)	$(702)	$13,969	$(8,655)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	Six months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$169,518	$142,719	$86,800	$(67,414)	$331,623
Cost of sales	—	(135,265)	(107,900)	(76,075)	67,727	(251,513)

Gross profit	—	34,253	34,819	10,725	313	80,110

Other operating expenses:
Selling expenses	—	(5,998)	(6,029)	(758)	—	(12,785)
Administrative expenses	(119)	(19,202)	(2,273)	(8,494)	—	(30,088)
Amortization expense	—	(2,864)	(2,616)	(936)	—	(6,416)

Total other operating expenses	(119)	(28,064)	(10,918)	(10,188)	—	(49,289)

Operating income (loss)	(119)	6,189	23,901	537	313	30,821

Other income (expense):
Interest income (expense), net	—	(18,026)	(9,526)	2,555	—	(24,997)
Loss on investment in and advances to the China JV	—	(681)	—	—	(38)	(719)
Equity earnings (losses) from subsidiaries	(3,397)	7,218	(7,490)	—	3,669	—
Foreign currency exchange gains (losses), net	1	2,404	(2,083)	(356)	—	(34)
Other income (expense), net	—	(339)	(132)	108	—	(363)

Total other income (expense), net	(3,396)	(9,424)	(19,231)	2,307	3,631	(26,113)

Income (loss) before income taxes	(3,515)	(3,235)	4,670	2,844	3,944	4,708
Income tax expense	—	(4,911)	(1,725)	(1,983)	—	(8,619)

Net income (loss)	(3,515)	(8,146)	2,945	861	3,944	(3,911)
Less: Net loss attributable to non-controlling interests	—	—	(396)	—	—	(396)

Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(3,515)	$(8,146)	$3,341	$861	$3,944	$(3,515)

Comprehensive income (loss)	$(3,515)	$(8,146)	$962	$3,377	$3,944	$(3,378)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

	Six months ended June 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$154,777	$117,582	$86,933	$(75,139)	$284,153
Cost of sales	—	(120,706)	(84,389)	(75,108)	71,342	(208,861)

Gross profit	—	34,071	33,193	11,825	(3,797)	75,292

Other operating expenses:
Selling expenses	—	(5,563)	(6,081)	(792)	—	(12,436)
Administrative expenses	(8)	(14,921)	(12,374)	(3,043)	—	(30,346)
Amortization expense	—	(2,863)	(2,678)	(1,022)	—	(6,563)

Total other operating expenses	(8)	(23,347)	(21,133)	(4,857)	—	(49,345)

Operating income (loss)	(8)	10,724	12,060	6,968	(3,797)	25,947

Other income (expense):
Interest expense, net	—	(17,708)	(3,971)	(709)	—	(22,388)
Loss on investment in the China joint venture	—	—	—	(6,808)	—	(6,808)
Equity earnings (losses) from subsidiaries	(6,576)	5,110	(2,769)	—	4,235	—
Foreign currency exchange gains (losses)	—	(1,346)	9,802	(308)	—	8,148
Loss on extinguishment of long-term debt	—	(5,540)	—	—	—	(5,540)
Other income (expense), net	—	(511)	(14)	436	—	(89)

Other income (expense), net	(6,576)	(19,995)	3,048	(7,389)	4,235	(26,677)

Income (loss) before income taxes	(6,584)	(9,271)	15,108	(421)	438	(730)
Income tax benefit (expense)	—	191	(4,056)	(2,316)	—	(6,181)

Net income (loss)	(6,584)	(9,080)	11,052	(2,737)	438	(6,911)
Less: Net loss attributable to non-controlling interests	—	—	(327)	—	—	(327)

Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	$(6,584)	$(9,080)	$11,379	$(2,737)	$438	$(6,584)

Comprehensive income (loss)	$(6,584)	$(9,080)	$15,554	$3,071	$420	$3,381

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$2	$(12,857)	$3,442	$11,957	$—	$2,544

Cash flows from investing activities:
Capital expenditures	—	(4,808)	(4,337)	(6,885)	—	(16,030)
Deposit on business acquisition	—	—	—	(9,394)	—	(9,394)
Advances to the China joint venture	—	(681)	—	—	—	(681)
Investment in subsidiaries	—	—	(23)	23	—	—

Net cash used in investing activities	—	(5,489)	(4,360)	(16,256)	—	(26,105)

Cash flows from financing activities:
Principal payments on long-term debt	—	(500)	(4,564)	—	—	(5,064)
Increases (decreases) in intercompany notes	—	965	(965)	—	—	—
Net borrowings under revolving credit agreements	—	17,160	2,794	—	—	19,954
Acquisition installment payments	—	—	(4,255)	—	—	(4,255)

Net cash provided by (used in) financing activities	—	17,625	(6,990)	—	—	10,635

Effect of exchange rates on cash and cash equivalents	—	—	(339)	447	—	108

Increase (decrease) in cash and cash equivalents	2	(721)	(8,247)	(3,852)	—	(12,818)
Cash and cash equivalents, beginning of period	3	2,265	18,324	7,071	—	27,663

Cash and cash equivalents, end of period	$5	$1,544	$10,077	$3,219	$—	$14,845

	Six months ended June 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(3,817)	$(3,946)	$3,460	$—	$(4,303)

Cash flows from investing activities:
Capital expenditures	—	(5,234)	(1,734)	(4,066)	—	(11,034)
Investment in and advances to China joint venture	—	(919)	—	(3,000)	—	(3,919)

Net cash used in investing activities	—	(6,153)	(1,734)	(7,066)	—	(14,953)

Cash flows from financing activities:
Principal payments on long-term debt	—	(857)	(73)	—	—	(930)
Proceeds from issuance of long-term debt, including premium (discount)	—	157,125	—	—	—	157,125
Debt issuance costs paid	—	(8,051)	—	—	—	(8,051)
Retirement of long-term debt	—	(132,814)	—	—	—	(132,814)
Amendment fees paid to third-parties	—	(1,381)	—	—	—	(1,381)
Net borrowings under revolving credit agreement	—	4,173	—	—	—	4,173
Increases (decreases) in intercompany notes	—	(3,000)	—	3,000	—	—

Net cash provided by (used in) financing activities	—	15,195	(73)	3,000	—	18,122

Effect of exchange rates on cash and cash equivalents	—	—	781	81	—	862

Increase (decrease) in cash and cash equivalents	—	5,225	(4,972)	(525)	—	(272)
Cash and cash equivalents, beginning of period	—	35,481	16,838	1,561	—	53,880

Cash and cash equivalents, end of period	$—	$40,706	$11,866	$1,036	$—	$53,608

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

(14)	Subsequent Events

On, July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provided for a $335,000 senior secured term loan (“Term Loan due 2017”) and a $145,000 senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of 1.00%. The Credit Facilities mature on February 15, 2017.

Borrowings under the Credit Facilities will incur interest at a variable rate based upon the nature of the loan under the facility. Loans will be designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that it is loaned by banks outside the U.S. in U.S. currency. ABR loans will incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans will incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The Term Loan due 2017 requires quarterly fixed principal payments of approximately $838.

The Credit Agreement contains covenants that restrict the ability of the Company and the Guarantors to take certain actions, including, among other things and subject to certain significant exceptions: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default. The Company incurred $14,656 in debt issuance costs in connection with the Credit Agreement, including underwriting, legal and other third-party expenses. These costs will be capitalized and amortized to interest expense over the term of the debt instruments.

Also on July 12, 2012, the Company completed the sale of $82,500 aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same Guarantors that guarantee the Company’s existing 9.5% Senior Notes. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company incurred $1,142 in debt issuance costs in connection with the 11.75% Senior Notes, including underwriting, legal and other third-party expenses. These costs will be capitalized and amortized to interest expense over the term of the debt instrument.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

(in thousands)

(unaudited)

Concurrently with the issuance of the Term Loan due 2017 and 11.75% Senior Notes, the Company acquired Lankhorst, which was completed on July 12, 2012, retired the Term Loan due 2014 and repaid indebtedness outstanding under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. Upon the retirement of the existing Term Loan due 2014 and termination of all commitments under the existing revolving credit facilities, the Company wrote-off $2,422 of unamortized debt issuance costs and noncapitalizable fees, which will be classified in Loss on extinguishment of long-term debt in the consolidated statement of operations in the third quarter of 2012.

The foreign currency forward contracts described in Note 7—“Derivatives” were settled in conjunction with the closing of the Lankhorst acquisition and refinancing activity on July 12, 2012 as well. Upon cash settlement, the mark-to-market fair value gain of $1,471 recorded during the second quarter of 2012 was reversed and the Company realized a $7,314 foreign currency exchange loss.

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

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek” or “continue” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. Such factors include, among others:

•	the general political, economic and competitive conditions in markets and countries where we have operations, including, inflation or deflation and changes in tax rates;

•	foreign currency exchange fluctuations;

•	our significant indebtedness;

•	our ability to successfully execute and integrate acquisitions;

•	changes in our operating strategy or development plans;

•	our ability to attract, hire and retain qualified personnel, including our ability to maintain our highly skilled executives, sales and engineering staff;

•	changes in the availability or cost of raw materials, energy and labor;

•	our ability to develop and maintain competitive advantages;

•	risks associated with our manufacturing activities;

•	labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•	the impact of environmental and safety issues and changes in environmental and safety laws and regulations;

•	changes in the cost and availability of transportation;

•	our reliance on distributors;

•	additional tax liabilities we may incur;

•	the impact of trade regulations;

•	availability of credit, both to us and our customers;

•	the competitive environment in the wire rope, synthetic rope, electromechanical cable (“EMC”) and specialty wire industries, both in the United States (“U.S.”) and abroad;

•	the substantial doubt of the China joint venture’s ability to continue operating;

•	our failure to meet quality standards;

•	interest rate fluctuations and changes in capital market conditions;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies and

•	our ability to implement and maintain sufficient internal controls.

Any forward-looking statements that we make in this quarterly report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Business Overview

Exclusive of the Lankhorst acquisition discussed below, we believe that we are the largest global manufacturer of high-performance wire rope and one of the leading worldwide manufacturers of synthetic rope, electromechanical cable, fabricated products and specialty wire. Our highly engineered and specialized products have a reputation for quality, performance and safety, and are marketed under well-known brands such as Union®, Camesa®, MacWhyte®, CASAR®, Wireline Works™, U.S. Reel™, Phillystran®, Oliveira™, Drumet® and Union International. Our proprietary technical and manufacturing expertise utilizes advanced metallurgical and material technologies to develop highly engineered and specialized ropes which are “mission-critical” operating components used in heavy lifting, pulling, supporting and suspension applications, where functionality and safety are the top priority. We maintain a comprehensive product portfolio across the diverse end markets we serve, including crane, oil and gas, mining, fishing, marine, structures and general industrial. We have a global manufacturing footprint of 13 facilities, supplemented by a global network of company-owned distribution facilities and independent distributors. Our China joint venture (“China JV”) also provides additional manufacturing capacity in Wuhan, China. We have global capacity to annually produce approximately 408,000 tons of wire and approximately 230,000 tons of rope. We aggregate our five operating segments that reflect geographic regions, including the United States, Mexico, Germany, Portugal and Poland into one reportable segment as they have similar economic and other characteristics, such as the production and distribution processes, similar product offerings and similar customers.

Recent Developments

On July 12, 2012, the Company acquired 100% of the outstanding shares of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”) for an aggregate transaction value of approximately $239.1 million, payable in cash of approximately $176.5 million and debt assumed of approximately $62.6 million, using the exchange rate in effect at closing. The debt was retired with proceeds from the financing, which is discussed below. During the quarter, the Company paid a €7.5 million deposit (equivalent of $9.4 million) upon the execution of the stock purchase agreement. Lankhorst manufactures value-added synthetic rope and recycled plastic injection molded products marketed under the Euronete and Lankhorst brands. Headquartered in the Netherlands, Lankhorst employs over 1,300 people worldwide and operates 11 manufacturing facilities, including joint ventures, in Portugal, the Netherlands, Brazil, India, Spain, Greece and Australia. Lankhorst has the capacity to produce approximately 100,000 tons of rope and engineered products. With the acquisition of Lankhorst, we become one of the largest, most diverse producer of both steel and synthetic lifting products in the world. Additionally, the acquisition provides us with the most advanced products and technical expertise globally in synthetic ropes and continues to diversify our business mix by product, geography and end market. Lankhorst is considered to be the technical leader in synthetic ropes in the world, holding numerous patents. With this acquisition, we have increased our presence in emerging markets, primarily Brazil and Pacific Rim, and enhanced our growth profile with higher penetration in offshore and oil and gas markets, the fastest growing end markets. With the addition of Lankhorst, we now have 25 manufacturing facilities, 22 distribution centers and sales offices worldwide serving 122 different countries.

To fund the transaction that closed on July 12, 2012, we refinanced our existing senior secured credit facilities, which included the Term Loan, Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility, entered into a new credit agreement and completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 in a private placement. The credit agreement provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility (“Revolving Loan Facility”), collectively defined as the “Credit Facilities”). This financing transaction improved our liquidity position and extended our maturity profile.

Second Quarter Highlights

Our business continues to be affected by the slow economic recovery and volatile markets in Europe. While our sales in the oil and gas and mining end markets are strong, our crane rope sales into the European markets are much lower than expected. We have scaled back production at certain manufacturing facilities to accommodate the reduced demand. Additionally, fluctuations of foreign currency rates continued to negatively impact our results this quarter. Our reported sales decreased $8.1 million and $11.7 million for the three-month and six-month periods ended June 30, 2012, respectively, due to fluctuations of the euro and Mexican peso against the U.S. dollar. Our pro forma sales decreased $3.2 million and $4.7 million for the three-month and six-month periods ended June 30, 2011, respectively, due to fluctuations of the złoty against the U.S. dollar. Our Polish subsidiary’s sales decreased in the current period due to the utilization of wire capacity for internal wire consumption compared to external wire sales in the pro forma period. The table below depicts actual net sales and pro forma net sales for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net sales as reported	$165,148	$145,432	$331,623	$284,153
Drumet pro forma net sales	—	31,301	—	59,991

Pro forma net sales	$165,148	$176,733	$331,623	$344,144

The table below depicts Adjusted EBITDA and Acquisition Adjusted EBITDA for the three and six months ended June 30, 2012 compared to the same periods in 2011. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA, see the section titled “Non-GAAP Financial Measures”. Foreign currency rate fluctuations negatively impacted Adjusted EBITDA $2.1 million for the quarter and $2.8 million for the six months ended June 30, 2012.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted EBITDA	$31,918	$29,692	$62,559	$59,008
Drumet pro forma EBITDA	—	3,281	—	6,304

Acquisition Adjusted EBITDA	$31,918	$32,973	$62,559	$65,312
Net loss	$(12,621)	$(11,074)	$(3,911)	$(6,911)

Results of Operations

This section focuses on significant items that impacted our operating results during the second quarter and first half of 2012. Most notably, our acquisition of Drumet, also referred to as our Polish subsidiary, on July 18, 2011 affects the comparability of period-over-period results. Lankhorst’s operating results will be included in our financials on and after July 12, 2012. Also, our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against the value of the euro, Mexican peso and Polish złoty. The results of operations for any quarter or partial fiscal year are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

The following table presents selected consolidated financial data for the second quarters of 2012 and 2011:

	Three months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$165,148	$145,432	$19,716	14%

Gross profit	40,718	38,685	2,033	5%
Other operating expenses	(27,513)	(27,151)	(362)	1%
Other expense, net	(22,156)	(18,946)	(3,210)	17%
Income tax expense	(3,670)	(3,662)	(8)	NM

Net loss	$(12,621)	$(11,074)	$(1,547)	14%

Gross profit as % of net sales	25%	27%
Other operating expenses as % of net sales	17%	19%

NM = Not Meaningful

Net sales

Our net sales increased $19.7 million, or 14%, during the three months ended June 30, 2012 as compared to the same period in 2011. Of the increase, $20.8 million was attributable to our Polish subsidiary acquired on July 18, 2011. Our net sales decreased approximately $8.1 million for the three months ended June 30, 2012 due to changes in foreign currency exchange rate fluctuations. The dollar strengthened in relation to the euro and Mexican peso during the second quarter of 2012 compared to the second quarter of 2011. Additionally, the European economy continued to present a challenge, specifically affecting the crane end market, one of the higher margin end markets that we serve. Excluding the impacts of foreign currency fluctuations, wire rope and specialty wire sales increased $1.7 million and $1.0 million, respectively, for the quarter ended June 30, 2012. Wire rope sales represented 56% of our total consolidated net sales for the three months ended June 30, 2012 compared to 62% for the same period in 2011. Specialty wire sales represented 22% of our total consolidated net sales for the three months ended June 30, 2012 compared to 18% for the same period in 2011.

EMC sales into the oil and gas end market contributed $3.2 million, or 33%, of the increase in net sales for the three months ended June 30, 2012. The worldwide active rig count increased 7% from June 2011 to June 2012. Two oilfield service customers accounted for $2.9 million of this increased activity, signifying the demand for drilling and exploration. EMC sales represented 8% of our total consolidated net sales for the three months ended June 30, 2012 compared to 7% for the same period in 2011. Sales of our fabricated and synthetic rope products did not significantly change over prior year.

Gross profit

Gross profit increased $2.0 million, but gross profit as a percentage of sales (“gross margin”) decreased to 25% in the second quarter of 2012 from 27% for the same period in 2011. The decrease in gross margin is primarily driven by product mix as our Polish subsidiary has a higher percentage of wire and general purpose rope sales. Production of wire and general purpose wire rope is less complex and therefore has lower margins than our value-added products, such as specialty wire rope, synthetic rope and EMC. Prior to the acquisition of Drumet, wire sales and general purpose rope represented 18% and 12%, respectively, of our total consolidated net sales compared to 22% and 14%, respectively, currently. This decrease in gross margin was partially offset by the lower cost of materials resulting from increased consumption of lower cost wire produced at Drumet for our European manufacturing facilities.

The price of steel rod, our primary raw material used to produce wire and wire rope, decreased slightly in the second quarter compared to the same period in 2011 due to an excess of scrap, slightly weaker demand related to the construction slowdown and concerns over the European economy. The cost of other raw material components such as dynema, polyethylene and polypropylene, used to produce our synthetic rope products, remained flat or slightly increased. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.

Other operating expenses

	Three months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(6,440)	$(6,693)	$253	(4%)
Administrative expenses	(17,859)	(17,150)	(709)	4%
Amortization expense	(3,214)	(3,308)	94	(3%)

Other operating expenses	$(27,513)	$(27,151)	$(362)	1%

Other operating expenses increased $0.4 million, or 1%, for the three months ended June 30, 2012 compared to the same period of 2011. Overall, total other operating expenses declined as a percentage of net sales from 19% for the three months ended June 30, 2011 to 17% for the three months ended June 30, 2012. Other operating expenses decreased $1.0 million for the three months ended June 30, 2012 due to foreign currency exchange rate fluctuations.

Selling expenses decreased $0.3 million, or 4%, over prior period. Foreign currency exchange rate fluctuations accounted for $0.3 million of the change. Partially offsetting this decrease was an increase of $0.2 million related to our acquisition of Drumet in July 2011 and an increase of $0.3 million in travel expenses related to our expanded international sales team.

Administrative expenses increased $0.7 million, or 4%, over prior period primarily due to Drumet’s results not being included in prior period results, acquisition costs related to Lankhorst and fees associated with becoming a reporting company. Drumet contributed $1.0 million in administrative expenses during the second quarter of 2012. Acquisition costs related to Lankhorst were $2.0 million higher than Drumet acquisition costs due to increased complexity and size of the Lankhorst acquisition. Drumet was purchased on July 18, 2011 and Lankhorst was purchased on July 12, 2012. Upon becoming a public issuer in February 2012, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our annual report for the year ending December 31, 2012. We incurred $0.9 million in Sarbanes-Oxley implementation fees during the three months ended June 30, 2012. These increases in administrative expenses were offset by lower reorganization charges, share-based compensation and incentive compensation. Reorganization charges were $1.8 million lower compared to prior period primarily due to professional fees associated with entity restructuring, litigation and our registration statement with the SEC during 2011. Our share-based compensation expense decreased $0.7 million as a result of 84% of outstanding stock option awards fully vesting in 2011. Incentive compensation earned was $0.4 million lower in the second quarter of 2012 compared to the second quarter of 2011 as most of our compensation programs are based on quarterly profitability compared to budget. Administrative expenses decreased $0.7 million for the three months ended June 30, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net

Other expense increased by $3.2 million for the three months ended June 30, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Three months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(13,427)	$(11,436)	$(1,991)	17%
Loss on investment in and advances to the China JV	(279)	(3,731)	3,452	(93%)
Foreign currency exchange gains (losses), net	(8,097)	1,555	(9,652)	(621%)
Loss on extinguishment of long-term debt	—	(5,540)	5,540	(100%)
Other income (expense), net	(353)	206	(559)	(271%)

Total other expense, net	$(22,156)	$(18,946)	$(3,210)	17%

•

Interest expense increased $2.0 million for the three months ended June 30, 2012. In June 2011, we issued an additional $150.0 million of 9.5% Senior Notes, resulting in approximately $3.1 million of increased interest expense for the three months ended June 30, 2012. This increase in outstanding debt was offset by a partial principal pay down on the Term Loan in June 2011, which resulted in interest expense savings of $1.5 million in the current quarter. We incurred $0.6 million of interest expense related to borrowings under our revolving credit facilities. The outstanding balances under our revolving credit facilities were $63.8 million and $4.2 million as of June 30, 2012 and 2011, respectively. Capitalized interest increased $0.3 million compared to the prior period primarily due to increased capital expenditures during 2012.

•

The loss on investment in and advances to the China JV decreased $3.5 million for the three months ended June 30, 2012 compared to the same period in 2011. We discontinued applying the equity method during the first quarter of 2012 because our investment in the China JV was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method is suspended. The losses incurred in the second quarter of 2012 related to advances, against which we fully reserved.

•

For the three months ended June 30, 2012, foreign currency exchange losses were $8.1 million compared to foreign currency exchange gains of $1.6 million for the same period in 2011. At June 30, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $181.4 million and $124.2 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the Polish złoty resulted in $4.2 million of the losses recognized during the second quarter of 2012. The U.S. dollar to Polish złoty exchange rate at March 31, 2012 was $1.00 to zł.3.1063 compared to $1.00 to zł.3.3346 at June 30, 2012. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $7.3 million of the losses recognized during the current quarter. The U.S. dollar to euro exchange rate at March 31, 2012 was $1.00 to €0.7487 compared to $1.00 to €0.7943 at June 30, 2012. The current year foreign currency exchange losses were offset by a $2.0 million foreign currency exchange gain related to the revaluation of the outstanding borrowings under the Euro Facility by our U.S. subsidiary and a gain of $1.5 million on the mark-to-market value of our two foreign currency forward contracts. The net foreign currency exchange gain recognized on the revaluation of intercompany loans in 2011 was due to the appreciation of the euro during the second quarter of 2011. The exchange rate at March 31, 2011 was $1.00 to €0.7039 compared to $1.00 to €0.6919 at June 30, 2011.

•

Loss on extinguishment of long-term debt decreased by $5.5 million for the three months ended June 30, 2012 compared to the same period in 2011. In June 2011, we incurred a loss of $5.5 million in conjunction with the prepayment of a portion of the Term Loan. We wrote-off $4.1 million of unamortized debt issuance costs associated with the pro rata portion of the Term Loan that was prepaid and incurred $1.4 million in third-party fees to modify certain agreements in order to issue the 9.5% Senior Notes.

Income taxes

The Company incurred income tax expense of $3.7 million for the three months ended June 30, 2012 and 2011. The effective tax rate was (41%) and (49%) for the three months ended June 30, 2012 and 2011, respectively. In anticipation of the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell its U.S. entity’s investment in the stock of the Mexican subsidiaries to a foreign affiliate. This pending sale impacted the effective tax rate and changed our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration and resulted in $9.3 million of tax expense in the second quarter. The tax expense and the related deferred tax liability reflected the tax effect of the difference between the book and tax basis of the investment. When the pending sale is completed, the deferred tax liability will be reversed and the tax effect of the tax gain, the difference between the sales price and the tax basis, will be recorded as a payable. The tax payable will be offset in part by the utilization of certain U.S. deferred tax benefits. The valuation allowance provided against these U.S. deferred tax benefits was reduced by $4.7 million as a discrete item in the quarter. Projected losses in the U.S. tax jurisdiction resulted in an offsetting increase to the valuation allowance of $0.6 million for the three months ended June 30, 2012. Unrecognized tax benefits recognized in the current quarter decreased $2.1 million compared to the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

The following table presents selected consolidated financial data for the first half of 2012 and 2011:

	Six months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$331,623	$284,153	$47,470	17%

Gross profit	80,110	75,292	4,818	6%
Other operating expenses	(49,289)	(49,345)	56	(0%)
Other expense, net	(26,113)	(26,677)	564	(2%)
Income tax expense	(8,619)	(6,181)	(2,438)	NM

Net loss	$(3,911)	$(6,911)	$3,000	(43%)

Gross profit as % of net sales	24%	26%
Other operating expenses as % of net sales	15%	17%

NM = Not Meaningful

Net sales

Our net sales increased $47.5 million, or 17%, during the six months ended June 30, 2012 as compared to the same period in 2011. Of the increase, $40.8 million was attributable to Drumet, our Polish subsidiary acquired on July 18, 2011. Our net sales decreased approximately $11.7 million for the six months ended June 30, 2012 due to changes in foreign currency exchange rate fluctuations. The dollar strengthened in relation to the euro and Mexican peso during the first half of 2012 compared to the first half of 2011.

Our wire rope sales, excluding the impact of Drumet and foreign currency fluctuations, increased $8.4 million. Net sales of wire rope into the oil and gas end market contributed $5.3 million of the increase in net sales for the six months ended June 30, 2012. The worldwide active rig count increased 7% from June 2011 to June 2012. Net sales of wire rope into the mining end market contributed $3.0 million of the increase in net sales for the six months ended June 30, 2012 as a result of U.S. surface mining activity and general mining activity in emerging markets. Additionally, our sales into the general purpose end market have increased $2.2 million. Net sales into the crane end market decreased $3.8 million in the first half of 2012 when compared to the first half of 2011. Increased crane ropes sales in North America primarily related to aftermarket crane customers were partially offset by a decrease in European crane sales to Original Equipment Manufacturers (“OEMs”) due to general European economic conditions. Wire ropes sales into the structures and marine end markets accounted for most of the remaining change. Wire rope sales represented 57% of our total consolidated net sales for the six months ended June 30, 2012 compared to 61% for the same period in 2011.

Excluding Drumet and the impacts of foreign currency fluctuations, wire sales for the six months ended June 30, 2012 increased $4.6 million over the prior period. This increase in specialty wire sales was largely due to increasing market share and demand for infrastructure projects in Mexico. Specialty wire sales represented 22% of our total consolidated net sales for the six months ended June 30, 2012 compared to 18% for the same period in 2011.

EMC sales into the oil and gas end market contributed $3.7 million, or 19%, of the increase in net sales for the six months ended June 30, 2012 due to increased exploration activity year over year. EMC sales represented 7% of our total consolidated net sales for the six months ended June 30, 2012 compared to 7% for the same period in 2011.

Our fabricated product sales contributed $1.0 million of the increase in net sales. Sales of our synthetic rope products did not significantly change over prior year.

Gross profit

Gross profit increased $4.8 million, but gross margin decreased to 24% in the first half of 2012 from 26% for the same period in 2011. The decrease in gross margin is primarily driven by product mix as our Polish subsidiary has a higher percentage of wire and general purpose rope sales. Production of wire and general purpose wire rope is less complex and therefore has lower margins than our value-added products, such as specialty wire rope, synthetic rope and EMC. Prior to the acquisition of Drumet, wire sales and general purpose rope represented 18% and 12%, respectively, of our total consolidated net sales compared to 22% and 14%, respectively, currently. This decrease in gross margin was partially offset by the lower cost of materials resulting from increased consumption of lower cost wire produced at Drumet for our European manufacturing facilities.

The price of steel rod, our primary raw material used to produce wire and wire rope, decreased slightly in the first half compared to the same period in 2011 due to an excess of scrap, slightly weaker demand related to the construction slowdown and concerns over the European economy. The cost of other raw material components, such as dynema, polyethylene and polypropylene, used to produce our synthetic rope products remained flat or slightly increased. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.

Other operating expenses

	Six months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(12,785)	$(12,436)	$(349)	3%
Administrative expenses	(30,088)	(30,346)	258	(1%)
Amortization expense	(6,416)	(6,563)	147	(2%)

Other operating expenses	$(49,289)	$(49,345)	$56	(0%)

Other operating expenses decreased $0.1 million for the six months ended June 30, 2012 compared to the same period of 2011. Overall, total other operating expenses declined as a percentage of net sales from 17% for the six months ended June 30, 2011 to 15% for the six months ended June 30, 2012.

Selling expenses increased $0.3 million, or 3%, over prior period. Of the increase, $0.4 million is related to Drumet. Additionally, commissions to our distributors increased $0.6 million. Selling expenses decreased $0.5 million for the six months ended June 30, 2012 due to foreign currency exchange rate fluctuations.

Administrative expenses decreased $0.3 million, or 1%, over prior period. Drumet contributed $2.0 million in administrative expenses during the first half of 2012. Additional increases in administrative increases were related to recent acquisition activity and certain provisions of becoming a reporting company. Acquisition costs related to Lankhorst were $1.3 million higher than Oliveira and Drumet acquisition costs due to increased complexity and size. Oliveira was purchased on November 16, 2010, Drumet was purchased on July 18, 2011 and Lankhorst was purchased on July 12, 2012. Upon becoming a public issuer in February 2012, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our annual report for the year ending December 31, 2012. We incurred $1.0 million in Sarbanes-Oxley implementation fees during the six months ended June 30, 2012. Advisory fees and bank fees were $0.7 million higher than prior period. These increases in administrative expenses were offset by lower reorganization charges, share-based compensation and incentive compensation. Reorganization charges were $2.1 million lower compared to prior period primarily due to professional fees associated with entity restructuring, litigation and our registration statement with the SEC during 2011. Our share-based compensation expense decreased $1.4 million as a result of 84% of outstanding stock option awards fully vesting in 2011. Incentive compensation earned was $1.2 million lower in the first half of 2012 compared to the same period in 2011 as most of our compensation programs are based on quarterly profitability compared to budget. Administrative expenses decreased $0.6 million for the six months ended June 30, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net

Other expense decreased $0.6 million for the six months ended June 30, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Six months ended June 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(24,997)	$(22,388)	$(2,609)	12%
Loss on investment in and advances to the China JV	(719)	(6,808)	6,089	(89%)
Foreign currency exchange gains (losses), net	(34)	8,148	(8,182)	(100%)
Loss on extinguishment of long-term debt	—	(5,540)	5,540	(100%)
Other expense, net	(363)	(89)	(274)	308%

Total other expense, net	$(26,113)	$(26,677)	$564	(2%)

•

Interest expense increased $2.6 million for the six months ended June 30, 2012. In June 2011, we issued an additional $150.0 million of 9.5% Senior Notes, resulting in approximately $6.7 million of increased interest expense for the six months ended June 30, 2012. This increase in outstanding debt was offset by a partial principal pay down on the Term Loan in June 2011, which resulted in interest expense savings of $3.1 million in the current period. Additionally, we incurred $1.3 million of interest expense related to borrowings under our revolving credit facilities. The amortization of debt issuance costs and the discount/premium related to this debt issuance and modification, including amortization of the discount on our Polish Debt acquired in July 2011, resulted in an additional $0.7 million in interest expense for the six months ended June 30, 2012. Interest expense for the first half of 2012 was partially offset by an increase in capitalized interest recorded of $2.4 million, which reflects a $1.9 million entry that decreased interest expense and increased the cost of property, plant and equipment to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. Prior to 2012, we did not capitalize interest on construction in process for property, plant and equipment at our Mexican subsidiaries. These errors were not material to the current and any previously-reported periods.

•

The loss on investment in and advances to the China JV decreased $6.1 million for the six months ended June 30, 2012 compared to the same period in 2011. We discontinued applying the equity method during the first quarter of 2012 because our investment in the China JV was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method is suspended. The losses incurred in the first half of 2012 related to advances, against which we fully reserved.

•

For the six months ended June 30, 2012, foreign currency exchange losses were less than $0.1 million compared to foreign currency exchange gains of $8.1 million for the same period in 2011. At June 30, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $181.4 million and $124.2 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $3.4 million of the losses recognized during the first half of 2012. The U.S. dollar to euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7943 at June 30, 2012. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the Polish złoty resulted in $1.3 million of the gains recognized during the first half of 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to zł.3.4127 compared to $1.00 to zł. 3.3346 at June 30, 2012. The current year foreign currency exchange losses were further offset by a $0.9 million foreign currency exchange gain related to the revaluation of the outstanding borrowings under the Euro Facility by our U.S. subsidiary and a gain of $1.5 million on the mark-to-market value of our two foreign currency forward contracts. The net foreign currency exchange gain recognized on the revaluation of intercompany loans in 2011 was due to the appreciation of the euro during the first half of 2011. The exchange rate at December 31, 2010 was $1.00 to €0.7484 compared to $1.00 to €0.6919 at June 30, 2011.

•

Loss on extinguishment of long-term debt decreased by $5.5 million for the six months ended June 30, 2012 compared to the same period in 2011. In June 2011, we incurred a loss of $5.5 million in conjunction with the prepayment of a portion of the Term Loan. We wrote-off $4.1 million of unamortized debt issuance costs associated with the pro rata portion of the Term Loan that was prepaid and incurred $1.4 million in third-party fees to modify certain agreements in order to issue the 9.5% Senior Notes.

Income taxes

For the six months ended June 30, 2012, the Company incurred income tax expense of $8.6 million compared to $6.2 million for the six months ended June 30, 2011. In anticipation of the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell its U.S. entity’s investment in the stock of the Mexican subsidiaries to a foreign affiliate. This pending sale impacted the effective tax rate and changed our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration and resulted in $9.3 million of tax expense. The tax expense and the related deferred tax liability reflected the tax effect of the difference between the book and tax basis of the investment. When the pending sale is completed, the deferred tax liability will be reversed and the tax effect of the tax gain, the difference between the sales price and the tax basis, will be recorded as a payable. The tax payable will be offset in part by the utilization of certain U.S. deferred tax benefits. The valuation allowance provided against these U.S. deferred tax benefits was reduced by $4.7 million as a discrete item. Projected losses in the U.S. tax jurisdiction resulted in an offsetting increase to the valuation allowance of $2.1 million for the six months ended June 30, 2012 due to continued operating losses. The effective tax rate was 183% and (847%) for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate is due in part to reduced income in higher tax jurisdictions. Unrecognized tax benefits increased $0.7 million for the six months ended June 30, 2012.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) unrealized non-cash losses resulting from foreign currency balance sheet adjustments, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and loss on our investment in the China JV and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA as Adjusted EBITDA plus pro forma adjustments for acquisitions (EBITDA prior to the date of acquisition).

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

The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net loss	$(12,621)	$(11,074)	$(3,911)	$(6,911)
Plus:
Interest expense, net	13,427	11,436	24,997	22,388
Income tax expense	3,670	3,662	8,619	6,181
Depreciation and amortization	9,566	9,812	19,601	19,335
Loss on investment in and advances to the China JV	279	3,731	719	6,808
Foreign currency exchange losses (gains), net	8,097	(1,555)	34	(8,148)
Share-based compensation	269	931	538	1,903
Other expense (income), net	353	(206)	363	89
Loss on extinguishment of long-term debt	—	5,540	—	5,540
Acquisition costs	5,913	3,871	6,132	4,821
Purchase accounting (inventory step-up)	—	—	—	1,289
Bank fees	557	293	1,039	537
Advisory fees	830	731	1,681	1,464
Reorganization and restructuring charges(a)	529	2,212	1,380	3,143
Sarbanes-Oxley implementation (b)	912	—	1,006	—
Other adjustments	137	308	361	569

Adjusted EBITDA	$31,918	$29,692	$62,559	$59,008
Drumet pro forma EBITDA (c)	—	3,281	—	6,304

Acquisition Adjusted EBITDA	$31,918	$32,973	$62,559	$65,312

The following is a reconciliation of cash flows from operating activities to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Six months ended June 30,
	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$2,544	$(4,303)
Plus: Adjustments to reconcile net loss to Adjusted EBITDA:
Interest expense, net	24,997	22,388
Income tax expense	8,619	6,181
Foreign currency exchange losses (gains), net	34	(8,148)
Other expense, net	363	89
Acquisition costs	6,132	4,821
Purchase accounting (inventory step-up)	—	1,289
Bank fees	1,039	537
Advisory fees	1,681	1,464
Reorganization and restructuring charges (a)	1,380	3,143
Sarbanes-Oxley implementation (b)	1,006	—
Other adjustments	361	569
Less: Cash flow adjustments to net loss not included in Adjusted EBITDA
Amortization of debt issuance costs and discount/premium	(3,395)	(2,690)
Other, net	1,760	(525)
Unrealized foreign currency exchange gains, net	369	9,299
Changes in deferred income taxes	(4,816)	903
Changes in assets and liabilities	20,485	23,991

Adjusted EBITDA	$62,559	$59,008
Drumet pro forma EBITDA (c)	—	6,304

Acquisition Adjusted EBITDA	$62,559	$65,312

(a)	In 2012, reorganization and restructuring charges consisted primarily of consultation fees for legal entity restructurings, professional service costs for our registration statement filing with the SEC, which was declared effective on February 7, 2012, severance costs and additional costs incurred with 2011 warehouse closures. In 2011, restructuring costs consisted primarily of legal fees and other costs associated with entity restructuring activities, consulting fees associated with our SEC registration statement filing, litigation of various claims and severance costs at our Mexican subsidiaries.
(b)	Upon becoming a public issuer, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our annual report for the year ending December 31, 2012. We have engaged an independent accounting firm to assist us with documentation of key processes and testing of internal controls.
(c)	The Drumet acquisition closed on July 18, 2011 and its results have been included in our consolidated statement of operations for the three and six months ended June 30, 2012. A pro forma adjustment was included for the three and six months ended June 30, 2011 as if the acquisition had been consummated on the first day of 2011 for comparative purposes. This amount represents the net income of Drumet before interest, taxes, depreciation and amortization and is converted from Polish złotys to U.S. dollars using the average exchange rate for the second quarter and first half of 2011. The amounts for the three and six months ended June 30, 2011 were converted from Polish złotys to U.S. dollars using $1.00 to zł.2.7510 and $1.00 to zł.2.8169, respectively.

Liquidity and Capital Resources

Overview

During 2012, we executed upon our strategic objective to Diversify through Strategic Acquisitions with the signing of the stock purchase agreement for Lankhorst on June 12, 2012. Our liquidity was impacted by the subsequent financing and closing of the transaction in the third quarter. Upon the execution of the stock purchase agreement, the Company paid a €7.5 million deposit (equivalent of $9.4 million). This deposit was funded under the Revolving Credit Agreement. Subsequent to June 30, 2012 and in preparation for closing the acquisition on July 12, 2012, we entered into a new credit agreement and completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement. The net proceeds from these new debt agreements were used to extinguish our existing senior secured credit facilities, which included the Term Loan, Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility, to refinance the existing debt assumed from Lankhorst, pay acquisition and debt issuance costs and for other general corporate purposes. We replaced our existing senior secured credit facilities with a new credit agreement, with Fifth Third Bank, as administrative and collateral agent. The credit agreement provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”). This financing transaction improved our liquidity position and extended our maturity profile. We replaced the three revolvers that had a maximum borrowing capacity of $113.8 million, which was not adequate to support our expanding international operations, with one revolver that has a maximum borrowing capacity of $145.0 million. The Revolving Loan Facility provides us greater flexibility and liquidity to support our growing global business following the acquisition of Lankhorst. The higher interest rates on the Term Loan due 2017 and Revolving Loan Facility reflect current market conditions, our credit rating and higher leverage resulting from the acquisition. The interest rate on the 11.75% Senior Notes reflects the unsecured position and illiquid nature of the notes. We paid fees of $21.6 million in connection with the closing of the acquisition and the financing in the third quarter. Fees of $15.8 million associated with the financing will be capitalized and amortized to interest expense over the term of the instruments.

The following table sets forth our capitalization:

	As of
	July 12, 2012 (1)	June 30, 2012	December 31, 2011
		(in thousands)
Debt:
Revolving Credit Agreement	$—	$38,950	$16,101
CASAR Revolving Credit Agreement	—	2,794	—
Euro Facility	—	22,042	28,595
Revolving Loan Facility	20,000	—	—
Other indebtedness	617	617	658
Polish Debt at face value	24,014	24,014	28,034
Term Loan due 2017 at face value	335,000	—	—
Term Loan due 2014	—	98,750	99,250
11.75% Senior Notes due 2017	82,500	—	—
9.5% Senior Notes due 2017 at face value	425,000	425,000	425,000

Total debt	887,131	612,167	597,638
Total stockholders’ equity		126,696	129,536

Total capitalization		$738,863	$727,174

(1)

These amounts reflect the July 12, 2012 refinancing activity. The Term Loan due 2017 replaced the Term Loan due 2014 and the Revolving Loan Facility replaced the Revolving Credit Agreement, CASAR Revolving Credit Agreement and the Euro Facility.

The increase in our debt capitalization is necessary to support our business growth strategy in the short term. As we integrate the operations of Lankhorst with our existing operations, we intend to deleverage using cash flow from operations.

Total available liquidity, defined as total availability under our revolving credit facilities plus cash and cash equivalents, was $58.7 million at June 30, 2012 and $86.9 million at December 31, 2011. Components of available liquidity were as follows on the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Availability under revolving credit facilities:
Revolving Credit Agreement	$26,932	$49,481
Euro Facility	10,486	571
CASAR Revolving Credit Agreement	6,459	9,233

	43,877	59,285
Cash and cash equivalents	14,845	27,663

Total available liquidity	$58,722	$86,948

(1)	Based on the July 12, 2012 refinancing activity, we estimate that our availability under the Revolving Loan Facility would have been $154.5 million as of June 30, 2012.

Our principal sources of liquidity consist of cash from operations and borrowings under our revolving credit agreements. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of our cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in acquisitions and capital expenditures. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We currently have no plans to enter into derivative agreements to mitigate raw material price changes in any of our facilities.

We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $14.8 million at June 30, 2012, cash and cash equivalents held in foreign countries were $13.7 million, of which $13.0 million was held in the subsidiaries’ local currency. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars. During the second quarter of 2012, management approved a plan to sell the Mexican subsidiaries currently held as an investment by the U.S. subsidiary to an affiliate company in a foreign jurisdiction. As a result of this pending sale, our investment in the Mexican subsidiaries is no longer considered permanent and a deferred income tax liability equivalent to the difference between the book and tax basis of the investment in the Mexican subsidiaries of $9.3 million was recorded during the three and six months ended June 30, 2012. The pending sale, which will result in a tax gain in the U.S. tax jurisdiction, is expected to be completed during the second half of 2012. This tax gain is expected to utilize certain deferred tax benefits that have previously not been realizable and for which a valuation allowance was previously provided. Tax expense during the three and six months ended June 30, 2012 includes the discrete release of $4.7 million of valuation allowance.

Based on current expectations, management believes that existing cash balances, operating cash flows, the new Credit Facilities and access to debt and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Long-term Debt and Credit Facility Activity

New Credit Agreement – On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provided for a $335.0 million senior secured term loan (“Term Loan due 2017”) and a $145.0 million senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of 1.00%. The Credit Facilities mature on February 15, 2017.

Borrowings under the Credit Facilities will incur interest at a variable rate based upon the nature of the loan under the facility. Loans will be designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that it is loaned by banks outside the U.S. in U.S. currency. ABR loans will incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans will incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company will pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The Term Loan due 2017 requires quarterly fixed principal payments of $837,500.

The Credit Agreement contains covenants that restrict the ability of the Company and the Guarantors to take certain actions, including, among other things and subject to certain significant exceptions: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default. The Company incurred $14.7 million in debt issuance costs in connection with the Credit Agreement, including underwriting, legal and other third-party expenses. These costs will be capitalized and amortized to interest expense over the term of the debt instruments.

Issuance of 11.75% Senior Notes – Also on July 12, 2012, the Company completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same Guarantors that guarantee the Company’s existing 9.5% Senior Notes. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company incurred $1.1 million in debt issuance costs in connection with the 11.75% Senior Notes, including underwriting, legal and other third-party expenses. These costs will be capitalized and amortized to interest expense over the term of the debt instrument.

Retirement of Term Loan due 2014 and Termination of Commitments Under Existing Revolving Credit Facilities – The Company used the proceeds from the issuance of the Term Loan due 2017 and 11.75% Senior Notes to fund the acquisition of Lankhorst, which was completed on July 12, 2012, retire the Term Loan due 2014, repay indebtedness outstanding under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility and pay the related fees and expenses incidental thereto. Any remaining net proceeds were used to fund other general corporate purposes. Upon the retirement of the existing Term Loan due 2014 and termination of all commitments under the existing revolving credit facilities, the Company wrote-off $2.4 million of unamortized debt issuance costs and noncapitalizable fees, which will be classified in Loss on extinguishment of long-term debt in the consolidated statement of operations in the third quarter of 2012.

Following the July 2012 refinancing activity discussed above, below is an updated security table for our borrowings.

Security for Borrowings

Respective borrowings secured by (1):
	United States /Canada /Cayman Islands / Mexico /Germany /Luxembourg / Netherlands		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets

Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (execpt second- priority lien on certain PP&E)

Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at our Portuguese subsidiaries are not secured under any of our borrowings.
(2)	The collateral is being released gradually with the payment of each installment, first personal property and then real estate.

Revolving Credit Facility Activity

During the six months ended June 30, 2012, we borrowed an additional $20.0 million under our revolving credit agreements for general corporate purposes including the payment of the second acquisition installment for the Drumet acquisition and to fund the €7.5 million deposit for the Lankhorst acquisition. Of the $113.8 million of borrowing capacity under our three revolving credit agreements, we had borrowed $63.8 million as of June 30, 2012, leaving $43.9 million of availability at June 30, 2012 after taking into consideration outstanding letters of credit and borrowing base calculations. Detail of our revolving credit facility activity for the first six months of 2012 was as follows:

Revolving Credit Agreement, classified as a current liability

		Weighted-average
	Amount	interest rate
	(dollars in thousands)
Amount outstanding at June 30, 2012	$38,950	4.00%
Average amount outstanding during the six months ended June 30, 2012	27,243	4.00%
Maximum amount outstanding during the six months ended June 30, 2012	43,835	4.00%

		Weighted-average
	Amount	interest rate
	(dollars in thousands)
Amount outstanding at June 30, 2012	$2,794	2.34%
Average amount outstanding during the six months ended June 30, 2012	352	2.34%
Maximum amount outstanding during the six months ended June 30, 2012	3,436	2.34%

Euro Facility, classified as long-term debt

		Weighted-average
	Amount	interest rate
	(dollars in thousands)
Amount outstanding at June 30, 2012	$22,042	4.83%
Average amount outstanding during the six months ended June 30, 2012	30,168	4.98%
Maximum amount outstanding during the six months ended June 30, 2012	34,139	5.06%

For a detailed discussion of our borrowings that existed at June 30, 2012, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financials Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2011.

Cash Flow Information

The following table summarizes our cash flows from operating, investing and financing activities in the first half of 2012 and 2011:

	Six months ended
	June 30,
	2012	2011
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$2,544	$(4,303)
Investing activities	(26,105)	(14,953)
Financing activities	10,635	18,122
Effect of exchange rates on cash and cash equivalents	108	862

Net decrease in cash and cash equivalents	(12,818)	(272)
Cash and cash equivalents, beginning of period	27,663	53,880

Cash and cash equivalents, end of period	$14,845	$53,608

Operating Activities

Cash flow from operating activities increased in the first half of 2012 as compared to the same period in 2011. The positive change of $6.8 million was associated with a reduced inventory build in 2012 than 2011 in the amount of $16.3 million and less cash paid for income taxes of $4.0 million resulting primarily from lower cash tax payments in Germany and Portugal during 2012. These increases in cash flow were partially offset by increased cash payments for interest of $4.7 million, a $6.3 million use of cash driven by the timing of disbursements included in trade accounts payable and a $3.5 million use of cash in accrued liabilities primarily due to timing of incentive compensation payments. The 2010 fourth quarter incentive plan bonus was paid during 2010, while the 2011 fourth quarter incentive plan bonus was paid during the first quarter of 2012.

Investing Activities

Investing cash outflows increased $11.2 million primarily due to a $9.4 million earnest deposit related to the Lankhorst acquisition, which will be applied to the purchase price. The remaining purchase price balance of approximately $167.1 million was paid in the third quarter of 2012. Capital expenditures totaled approximately $16.0 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively. We estimate that our planned capital spending will be between $32.0 million and $35.0 million for 2012 excluding any capital spending at Lankhorst. Actual capital expenditures for the remainder of 2012 may differ materially from our estimate. In the first half of 2011, we made a $3.0 million investment in the China JV pursuant to the Capital Increase Agreement, which provided for a $15.0 million capital contribution in exchange for an increase in the Company’s ownership interest in the China JV from 51% to 65%.

Financing Activities

From prior period, cash flows provided by financing activities decreased $7.5 million. Proceeds received from the $150.0 million debt offering in June 2011, net of prepayment of a portion of the Term Loan and fees related to the issuance and amendments to other credit agreements, were $14.9 million. During the six months ended June 30, 2012, we borrowed $20.0 million under our revolving credit agreements compared to $4.2 million for the six months ended June 30, 2011. This increase in borrowings under our revolving credit agreements was offset by principal payments, which included a $4.5 million payment on debt acquired with the purchase of Drumet, and an installment payment of $4.3 million related to the July 18, 2011 acquisition of Drumet.

Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Contractual Obligations and Commitments

The following table provides information regarding our contractual obligations and commitments as of June 30, 2012. The table does not reflect the purchase of Lankhorst or the refinancing activity as discussed in Note 14—“Subsequent Events” to the unaudited interim consolidated financial statements contained in Part I, Item 1 of this quarterly report. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rate in effect as of June 30, 2012. Amounts drawn under our revolving credit facilities are presented in the table based on our presentation in the financial statements. The Revolving Credit Agreement and CASAR Revolving Credit Agreement are classified as current and amounts drawn are denoted as due within one year. The Euro Facility is classified as long-term and amounts drawn are denoted as due based on the earliest contractual maturity date.

We believe we will be able to fund these obligations through cash generated from our operations, available credit facilities, refinancing or changes to our capital structure. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Revolving credit agreements	$41,744	$41,744	$—	$—	$—	$—	$—
Long-term debt	581,706	8,042	9,065	139,257	91	91	425,160
Interest on long-term debt (1)	206,914	23,168	46,299	41,694	40,375	40,375	15,003
Capital lease obligations	8,746	1,683	3,501	1,045	1,782	225	510
Operating lease obligations	15,908	2,190	3,802	3,396	2,755	1,788	1,977
Pension & postemployment benefits	4,376	195	376	409	406	432	2,558
Acquisition installment payment (2)	5,389	5,389	—	—	—	—	—

Total contractual obligations	$864,783	$82,411	$63,043	$185,801	$45,409	$42,911	$445,208

(1)	Amounts include contractual interest payments using the interest rates as of June 30, 2012 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.
(2)

In July 2011, we acquired Drumet for an aggregate purchase price equivalent to approximately $62.4 million using the exchange rates in effect at closing. The purchase price is to be paid in three installments. The remaining installment of €4.3 million was paid in the third quarter of 2012.

Income Taxes - Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. At June 30, 2012, unrecognized tax benefits of $18.7 million were classified on our consolidated balance sheet in Other noncurrent accrued liabilities and Noncurrent deferred income tax liabilities. We do not expect to make significant payments on these liabilities within the next year. For further information, see Note 10—“Income Taxes” to the unaudited interim consolidated financial statements contained in this quarterly report.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies since year-end.

Recently Adopted Accounting Standards

Note 1—“Interim Financial Statement Presentation” to the unaudited interim consolidated financial statements contained in this quarterly report includes a description of the recently enacted Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and adopted accounting standards. In addition to delaying compliance with new or revised accounting standards, the Company is in the process of evaluating the benefits of relying on other exemptions and specified scaled disclosure requirements provided by the JOBS Act to emerging growth companies, such as reduced executive compensation arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there was no material change during the first half of 2012 from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars. The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations, primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro or Polish złoty. At June 30, 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $181.3 million. For the three months ended June 30, 2012, we recognized unrealized foreign currency exchange losses of $11.3 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $11.3 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $5.5 million. We also have some exposure to foreign currency exchange rate fluctuations related to the Mexican peso/U.S. dollar on an intercompany loan, but the overall impact on the consolidated statements of operations is insignificant. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s legal proceedings, refer to Note 12—”Commitments and Contingencies” under Part I, Item 1 of this quarterly report.

Item 1A.	Risk Factors

There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2011, except for the risk factor described below.

We are an emerging growth company and our election to delay compliance with new or revised accounting standards applicable to reporting companies may result in our financial statements not being comparable to those of other reporting companies, and we also are entitled to utilize other scaled disclosure and governance requirements applicable to emerging growth companies.

We are an emerging growth company as defined in the JOBS Act, and we intend to utilize certain exemptions from various reporting requirements that are applicable to other reporting companies that are not emerging growth companies. An emerging growth company may take advantage of some or all of the scaled disclosure provisions that are applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies and reduced disclosure about executive compensation arrangements. The Company is electing to take advantage of the extended transition period for complying with new or revised accounting standards until the Company (i) no longer qualifies as an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other reporting companies. The Company is in the process of evaluating the benefits of relying on other exemptions and scaled disclosure provisions provided by the JOBS Act to emerging growth companies. We cannot predict if investors will find our debt securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. The Company will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more or (ii) the date on which the issuer has issued more than $1 billion in non-convertible debt securities during the previous three-year period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Incorporated by Reference

2.1	Agreement For The Sale and Purchase of All The Issued Shares in Koninklijke Lankhorst-Euronete Group B.V. dated June 12, 2012, filed as Exhibit 2.1 to the Company’s current report on Form 8-K, filed on July 16, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 2.1.

10.1	Credit Agreement dated July 12, 2012, filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 16, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.1.

10.2	Note Purchase Agreement dated July 12, 2012, filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 16, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.2.

Exhibit No.	Description of Exhibits Filed with this Report

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from WireCo WorldGroup (Cayman) Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) the Notes to Consolidated Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.

Dated: August 13, 2012	By:	/s/ J. Keith McKinnish
J. Keith McKinnish
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 13, 2012	By:	/s/ Beth Armstrong
Beth Armstrong
Vice President and Chief Accounting Officer
(Principal Accounting Officer)