Form 10-Q
period 2012-09-30
WireCo WorldGroup Inc.
filed 2012-11-14
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of November 1, 2012 the Company had 2,002,005 shares of common stock outstanding, all of which was held by affiliates.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,328	$27,663
Accounts receivable, less allowance for doubtful accounts of $2,928 and $2,294	160,108	108,607
Other receivables	5,762	3,499
Inventories, net	267,510	187,544
Prepaid expenses and other current assets	11,849	6,919
Current deferred income tax assets	3,933	3,422
Total current assets	493,490	337,654
Property, plant and equipment, less accumulated depreciation of $108,571 and $85,004	362,527	236,146
Intangible assets, net	163,812	109,773
Goodwill	196,703	168,831
Investments in non-consolidated affiliates	2,836	—
Deferred financing fees, net	29,209	19,192
Noncurrent deferred income tax assets	7,493	3,437
Other noncurrent assets	12,580	10,670
Total assets	$1,268,650	$885,703
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreements	$—	$16,101
Current maturities of long-term debt	11,816	13,416
Interest payable	17,552	6,481
Accounts payable	90,870	59,741
Accrued compensation and benefits	12,074	14,765
Acquisition installment payments	—	9,802
Other current accrued liabilities	39,867	14,641
Total current liabilities	172,179	134,947
Long-term debt, excluding current maturities	887,824	565,044
Noncurrent deferred income tax liabilities	62,334	28,963
Other noncurrent accrued liabilities	28,033	27,213
Total liabilities	1,150,370	756,167
Commitments and contingencies
Stockholders’ equity:
Common shares, $0.01 par value. Authorized 3,000,000 shares; 2,050,028 and 2,011,411 shares issued at September 30, 2012 and December 31, 2011	21	20
Additional paid-in capital	218,163	216,924
Accumulated other comprehensive loss	(25,652)	(34,392)
Accumulated deficit	(61,091)	(52,886)
Treasury stock, at cost; 48,023 shares at September 30, 2012	(14,127)	—
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	117,314	129,666
Non-controlling interests	966	(130)
Total stockholders’ equity	118,280	129,536
Total liabilities and stockholders’ equity	$1,268,650	$885,703
See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$200,786	$163,786	$532,407	$447,939
Cost of sales	(162,905)	(124,260)	(414,418)	(333,121)
Gross profit	37,881	39,526	117,989	114,818
Other operating expenses:
Selling expenses	(9,168)	(6,753)	(21,953)	(19,189)
Administrative expenses	(20,416)	(14,384)	(50,503)	(44,730)
Amortization expense	(4,105)	(3,343)	(10,522)	(9,906)
Total other operating expenses	(33,689)	(24,480)	(82,978)	(73,825)
Operating income	4,192	15,046	35,011	40,993
Other income (expense):
Interest expense, net	(19,248)	(13,961)	(44,246)	(36,349)
Equity in loss of non-consolidated affiliates, net	(370)	(9,711)	(1,088)	(16,519)
Foreign currency exchange gains (losses), net	13,969	(13,547)	13,935	(5,399)
Loss on extinguishment of debt	(2,358)	—	(2,358)	(5,540)
Other expense, net	(127)	(636)	(491)	(725)
Total other expense, net	(8,134)	(37,855)	(34,248)	(64,532)
Income (loss) before income taxes	(3,942)	(22,809)	763	(23,539)
Income tax benefit (expense)	(2,366)	1,941	(10,985)	(4,240)
Net loss	(6,308)	(20,868)	(10,222)	(27,779)
Less: Net loss attributable to non-controlling interests	(1,621)	(157)	(2,017)	(484)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(4,687)	$(20,711)	$(8,205)	$(27,295)
See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss including non-controlling interests	$(6,308)	$(20,868)	$(10,222)	$(27,779)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8,951	(20,962)	9,516	(10,670)
Comprehensive income (loss) including non-controlling interests	2,643	(41,830)	(706)	(38,449)
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,520)	(783)	(1,787)	10
Comprehensive income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$4,163	$(41,047)	$1,081	$(38,459)
See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(in thousands)
(unaudited)

	Common stock
	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	WireCo WorldGroup (Cayman) Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
Balance, December 31, 2011	$20	$216,924	$(34,392)	$(52,886)	$—	$129,666	$(130)	$129,536
Non-controlling interests acquired	—	—	—	—	—	—	2,385	2,385
Common stock issued related to exchange rights (1)	1	47	(546)	—	—	(498)	498	—
Repurchase of common stock	—	—	—	—	(14,127)	(14,127)	—	(14,127)
Exercise of stock options	—	386	—	—	—	386	—	386
Amortization of share-based compensation	—	806	—	—	—	806	—	806
Other comprehensive income	—	—	9,286	—	—	9,286	230	9,516
Net loss	—	—	—	(8,205)	—	(8,205)	(2,017)	(10,222)
Balance, September 30, 2012	$21	$218,163	$(25,652)	$(61,091)	$(14,127)	$117,314	$966	$118,280

(1) For additional details on this transaction, refer to Note 9—“Equity”

See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,222)	$(27,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,480	29,736
Amortization of debt issuance costs, discounts and premium	5,537	4,281
Loss on extinguishment of debt	2,358	5,540
Equity in loss of non-consolidated affiliates, net	1,088	16,519
Shared-based compensation	806	2,876
Other, net	(1,448)	567
Unrealized foreign currency exchange losses (gains), net	(20,723)	5,349
Changes in deferred income taxes	(1,365)	(1,450)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable	2,152	(19,588)
Inventories	6,877	(18,816)
Prepaids and other assets	395	(536)
Interest payable	10,766	12,559
Accounts payable	(26,286)	(2,571)
Other accrued liabilities	8,924	397
Net cash provided by operating activities	11,339	7,084
Cash flows from investing activities:
Capital expenditures	(26,688)	(14,243)
Acquisition of business, net of cash acquired	(169,243)	(51,813)
Investments in non-consolidated affiliates	(1,048)	(16,836)
Net cash used in investing activities	(196,979)	(82,892)
Cash flows from financing activities:
Principal payments on long-term debt	(5,087)	(1,231)
Proceeds from issuance of long-term debt	414,150	157,125
Debt issuance costs paid	(16,411)	(8,680)
Retirement of long-term debt	(158,150)	(132,814)
Amendment fees paid to third-parties	—	(1,381)
Net borrowings (repayments) under revolving credit agreements	(44,696)	31,698
Borrowings under Revolving Loan Facility	83,700	—
Repayments under Revolving Loan Facility	(50,900)	—
Acquisition installment payments	(9,418)	—
Repurchase of common stock	(14,127)	—
Proceeds from exercise of stock options	386	—
Net cash provided by financing activities	199,447	44,717
Effect of exchange rates on cash and cash equivalents	2,858	(882)
Increase (decrease) in cash and cash equivalents	16,665	(31,973)
Cash and cash equivalents, beginning of period	27,663	53,880
Cash and cash equivalents, end of period	$44,328	$21,907
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$30,987	$21,354
Cash paid for income taxes, net of refunds	5,930	8,918
Debt and capital leases assumed from business acquired	62,342	38,393
Acquisition installment payments	—	10,639
See accompanying notes to unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation

The financial information included this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest (the “Company”), and contains certain footnote disclosures regarding the financial information of WireCo WorldGroup (Cayman) Inc. and certain of its wholly-owned subsidiaries that guarantee, subject to customary release provisions, substantially all of the outstanding indebtedness of WireCo WorldGroup Inc. The consolidated financial statements include the accounts of three entities located in the United States ("U.S."), Brazil and Australia, which are not wholly-owned, but which the Company has control. The Company reports the non-controlling interests in these consolidated subsidiaries as a component of equity separate from the Company's equity. As discussed in Note 5—"Investments in Non-consolidated Affiliates", the Company's ownership interest in certain other entities are accounted for under the equity method and are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements included herein have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”) by the Company without audit in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for quarterly reports on Form 10-Q and, accordingly, do not include all of the annual disclosures required by U.S. GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

On April 5, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was signed into law. The Company qualifies as an emerging growth company as defined in the JOBS Act. An emerging growth company may take advantage of specified scaled disclosure requirements applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies. The Company is electing to delay such compliance with new or revised accounting standards on a prospective basis until the Company (i) no longer qualifies as an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other reporting companies. The Company will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more or (ii) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the previous three-year period.

Accounting Pronouncements Adopted During 2012

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-4 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-4 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this new guidance in January 2012 with no material impact to the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-5 requires an entity to present total net income and its components, total other comprehensive income and its components and total of comprehensive income either in a single continuous statement of comprehensive income or in two

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

separate but consecutive statements. The Company adopted this new guidance in January 2012 with no material impact to the consolidated financial statements. The accompanying interim consolidated financial statements include separate Consolidated Statements of Comprehensive Income and the Company’s Condensed Consolidating Financial Statements set forth in Note 16—“Condensed Consolidating Financial Statements” present net income and comprehensive income in a single continuous statement.

In July 2012, the FASB issued ASU 2012-2, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing among long-lived asset categories. ASU 2012-2 permits companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, a similar approach to the goodwill impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on qualitative assessment, that it is “more likely than not” that the asset is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this new guidance in September 2012 with no material impact to the consolidated financial statements.

Immaterial Corrections of Errors

Prior to 2012, the Company had not capitalized interest on construction in process for property, plant and equipment at the Company’s Mexican subsidiaries. In the first quarter of 2012, the Company recorded an entry that decreased interest expense and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously reported periods. The adjustment is reflected in Other, net as a non-cash reconciling item in the consolidated statement of cash flows.

During the three months ended September 30, 2012, the Company recorded an entry to correct an error in the recognition of deferred tax benefits. The correction was due to a change in position taken on the Company's 2011 tax return, which resulted in an additional interest expense deduction. The impact of this change was a decrease in tax expense and an increase in deferred tax assets of $2,800, of which $2,304 related to the three months ended June 30, 2012, and $496 related to the three months ended March 31, 2012. Management does not believe that the effects of the error on the current and previously reported interim results are material.

(2) Acquisition

On July 12, 2012, the Company acquired 100% of the outstanding shares of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”). Lankhorst is a manufacturer of primarily synthetic rope and engineered products with manufacturing operations, including joint ventures, in Portugal, the Netherlands, Brazil, India and Greece. As of July12, 2012, the majority of the tangible assets of Lankhorst were located in the eurozone. The acquisition of Lankhorst significantly expands the Company's manufacturing capacity of synthetic ropes, provides technical product expertise and research and development capabilities and continues to diversify the Company’s business mix by product, geography and end market. Total consideration for this transaction was $231,585, net of cash acquired, using the exchange rate in effect on July 12, 2012. The Company paid cash of $169,243 to the seller at closing and assumed debt of $62,342.

The Company has performed a preliminary assessment to determine the estimated fair values of identified tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Lankhorst is subject to legal and regulatory requirements, including but not limited to those related to environmental matters and taxation, in each of the jurisdictions in which it operates and is continuing its review of these matters during the measurement period. If new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the amounts initially recognized, as well as any additional assets and liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

The preliminary allocation of the purchase price was as follows.

Working capital, net of cash acquired	$71,357
Property, plant and equipment	105,184
Investments in non-consolidated affiliates	2,625
Intangible assets (1)	59,160
Goodwill	25,668
Other non-current liabilities, net	(692)
Assumed debt	(62,342)
Deferred income taxes	(29,332)
Non-controlling interests	(2,385)
Net assets acquired	$169,243

(1)The identifiable intangible assets acquired consist of two trade names, Lankhorst and Euronete, valued at $30,360, in-process research and development of $330, customer relationships of $21,308 and developed technology of $7,162. The trade names are classified as indefinite-lived intangibles and, therefore, are not amortized. Amortization of the in-process research and development intangible will occur upon completion of the projects. The customer relationships are being amortized on a straight-line basis over the weighted-average amortization period of 9 years (estimated useful lives ranging from 5 to 20 years). The developed technology is being amortized on a straight-line basis over the weighted-average amortization period of 12 years (patent lives ranging from 7 to 18 years).

The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the identifiable intangible assets and goodwill are non-deductible for tax purposes. Goodwill arising from the acquisition is primarily attributed to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company allocated $8,857 of the total goodwill balance to its lifting products segment and $16,811 to the all other category.

Operating results of Lankhorst are included in the consolidated statements of operations since the date of acquisition. The Company expensed $4,533 and $10,473 of direct acquisition costs associated with this acquisition in Administrative expenses for the three and nine months ended September 30, 2012.

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Lankhorst as though Lankhorst had been acquired as of the beginning of the earliest period presented. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods, or that may result in the future.

	Nine months ended
	September 30,
	2012	2011
Net sales	$653,460	$610,987
Net income (loss)	(9,704)	(42,011)

The pro forma amounts above reflect adjustments, net of related income tax effects, for amortization of the inventory fair value step-up, depreciation on property, plant and equipment, amortization of intangible assets, interest on acquisition-related borrowings. Direct acquisition costs are not included in the pro forma results as they have no continuing impact on operations.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

(3) Inventories

The major classes of inventories were as follows as of the dates indicated:

	September 30, 2012	December 31, 2011
Raw materials	$89,360	$77,033
Work in process	37,005	14,287
Finished goods, net	141,145	96,224
Inventories, net	$267,510	$187,544

(4) Intangible Assets and Goodwill

The components of intangible assets were as follows as of the dates indicated:

	Gross carrying amount	Accumulated amortization	Net carrying amount
September 30, 2012
Customer and distributor relationships	$129,126	$(63,782)	$65,344
Trade names - non-amortizing	81,414	—	81,414
Trade name - amortizing	682	(254)	428
Technology and patents	23,500	(7,327)	16,173
Other	6,335	(5,882)	453
Total intangible assets	$241,057	$(77,245)	$163,812
December 31, 2011
Customer and distributor relationships	$105,191	$(53,477)	$51,714
Trade names - non-amortizing	48,140	—	48,140
Trade name - amortizing	682	(220)	462
Technology and patents	15,739	(6,449)	9,290
Other	6,002	(5,835)	167
Total intangible assets	$175,754	$(65,981)	$109,773

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of September 30, 2012 is as follows:

Remainder of 2012	$3,536
2013	15,905
2014	10,922
2015	10,032
2016	9,810
Thereafter	32,193
Total	$82,398

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

The change in the carrying value of goodwill for the nine months ended September 30, 2012 was as follows:

December 31, 2011	$168,831
Goodwill resulting from acquisition	25,668
Foreign currency translation	2,204
September 30, 2012	$196,703

(5) Investments in Non-consolidated Affiliates

Investments in Non-consolidated Affiliates is comprised of our interests in partially-owned affiliates located in Greece, India, Spain and China, of which our ownership percentages range from 50% to 65%. The Company does not control these affiliates and therefore does not consolidate the financial statements of these entities. As a result, these investments are accounted for using the equity method. The investment in the China joint venture (“China JV”) was valued at $0 as of December 31, 2011; therefore, the Company has discontinued applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. Due to the continued losses and reduced liquidity, there is substantial doubt as to the China JV’s ability to continue as a going concern. As of September 30, 2012, the Company’s exposure to loss as a result of its involvement with the China JV is limited to prepaid inventory of $1,721. The Company does not guarantee the debts of the China JV in whole or in part.

Below is summarized financial information of the China JV, which was the only non-consolidated affiliate considered significant during the nine months ended September 30, 2011:

	Nine months ended September 30,
	2012	2011
Net sales	$13,176	$12,143
Gross profit	(4,181)	(7,838)
Net loss	(15,090)	(19,343)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

(6) Borrowings

Long-term debt consists of the following as of the dates indicated:

	September 30, 2012	December 31, 2011
Term Loan due 2017	$335,000	$—
Term Loan due 2014	—	99,250
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	—
Polish Debt due 2014	25,142	28,034
Other indebtedness	4,298	658
Borrowings under revolving credit facilities	32,800	44,696
Total debt at face value	904,740	597,638
Less: Unamortized discount, net	(5,100)	(3,077)
Less: Current maturities of long-term debt	(11,816)	(13,416)
Less: Borrowings under revolving credit facilities which are classified as current	—	(16,101)
Total long-term debt	$887,824	$565,044

Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of September 30, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Senior Secured Credit Facilities

On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335,000 senior secured term loan (“Term Loan due 2017”) and a $145,000 senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of 1.00% or $3,350. The Credit Facilities mature on February 15, 2017.

Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that it is loaned by banks outside the U.S. in U.S. currency. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 7.00%, respectively, as of September 30, 2012. The Term Loan due 2017 requires quarterly fixed principal payments of approximately $838. The Company had borrowed $32,800 under the Revolving Loan Facility as of September 30, 2012. The Company’s availability under this facility was $112,200 at September 30, 2012. Cash flows under the Revolving Credit Agreement, Euro Facility and Casar Revolving Credit Agreement, collectively referred to as the Company's revolving credit agreements, were presented on a net basis based on the terms of the arrangement. Cash flows under the current Revolving Loan Facility are presented gross based on the terms of the arrangement.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, among other things and subject to certain significant exceptions: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default. The Company incurred $15,264 in debt issuance costs in connection with the Credit Agreement, including underwriting, legal and other third-party expenses. These costs were capitalized and are being amortized to interest expense over the term of the debt instruments.

11.75% Senior Notes

Also on July 12, 2012, the Company completed the sale of $82,500 aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same guarantors that guarantee the Company’s existing 9.5% Senior Notes. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The Company incurred $1,147 in debt issuance costs in connection with the 11.75% Senior Notes, including underwriting, legal and other third-party expenses. These costs were capitalized and are being amortized to interest expense over the term of the debt instrument.

Loss on Extinguishment of Debt

Concurrently with the issuance of the Term Loan due 2017 and 11.75% Senior Notes, the Company retired the Term Loan due 2014 and repaid indebtedness outstanding under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. Upon the retirement of the existing Term Loan due 2014 and termination of all commitments under the existing revolving credit facilities, the Company incurred a loss on debt extinguishment of $2,358 for unamortized debt issuance costs.

Interest Expense, net

Net interest expense consists of:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest on revolvers and long-term debt	$17,638	$12,311	$41,636	$32,173
Amortization of debt issuance costs	1,534	1,238	3,996	3,565
Amortization of discounts and premium	607	353	1,541	716
Capitalized interest	(460)	(43)	(2,903)	(116)
Other	(71)	102	(24)	11
Interest expense, net	$19,248	$13,961	$44,246	$36,349

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

(7) Derivative Instruments

To mitigate the risk associated with fluctuations of the U.S. dollar to euro exchange rate, the Company entered into two foreign currency forward contracts during 2012. On June 13, 2012, the Company entered into a foreign currency forward contract to receive a gross notional value of €160,000 between June 13, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7952 to be used for the purchase of Lankhorst. On June 18, 2012, the Company entered into another foreign currency forward contract to receive a gross notional value of €21,671 between June 19, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7923 to repay the outstanding indebtedness under the Euro Facility. Upon cash settlement, the mark-to-market fair value gain of $1,471 recorded during the second quarter of 2012 was reversed and the Company realized a $7,314 foreign currency exchange loss, which is included in Foreign currency exchange gains (losses), net on the consolidated statements of operations.

Prior to the Lankhorst acquisition, Lankhorst had entered into several foreign currency forward contracts to mitigate the risk associated with fluctuations of the U.S. dollar to the euro exchange rate on certain sales contracts. Lankhorst agreed to receive an aggregate gross notional value of €2,942 in exchange for $3,892 of U.S. dollars collected on customer invoices. The contract maturity dates range from October 15, 2012 to September 18, 2013, which correspond with the invoice due dates.

Prior to this acquisition, Lankhorst entered into an interest rate swap agreement to mitigate the effects of fluctuations in interest rates on its outstanding long-term debt with variable interest rates. Due to cancellation penalties, this interest rate swap agreement was not terminated upon the retirement of the debt. This interest rate swap agreement has a notional value of €15,000 and expires on January 1, 2014. Under this agreement, the Company receives variable payments based on Euribor plus a spread and makes fixed payments at the rate of 1.52%.

None of the Company’s derivative financial instruments have been designated as hedging instruments. Accordingly, the gains and losses associated with the change in the fair value of the instruments are recorded to earnings in the period of change.

(8) Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, other receivables, accounts payable and other accrued liabilities. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.

The carrying amounts and estimated fair values of the Company’s long-term debt at September 30, 2012 were as follows:

	Carrying amount	Estimated fair value
Term Loan due 2017	$331,832	$337,513
9.5% Senior Notes	425,823	452,625
11.75% Senior Notes	82,500	84,150
Polish Debt	22,387	20,874
Revolving Loan Facility	32,800	32,800

The estimated fair value of the Company’s Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs), the estimated fair value of the 9.5% Senior Notes is based on current market rates in inactive markets (Level 2 inputs), the estimated fair value of the privately placed 11.75% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs) and the estimated fair value of the Polish Debt, which is not actively traded, is determined using a discounted cash flow model (Level 3 inputs) at a discount rate of 10.00%. As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

The Company determines the fair values of its financial instruments based on the fair value hierarchy. The following table presents the Company’s financial instruments measured at estimated fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forward contracts	$—	$197	$—
Interest rate swap	—	243	—

There were no transfers between Level 1 and Level 2 assets or liabilities during the three and nine months ended September 30, 2012.

The Company estimates the fair value of its foreign currency forward contracts using present value measurements based on the spot rate, forward option spreads and other relevant market conditions. The Company estimates the fair value of its interest rate swap using present value measurements based on the Euribor swap rate, credit spreads and other relevant market conditions. The fair value of these liabilities as of September 30, 2012 was included in Other current accrued liabilities in the accompanying consolidated balance sheet. The change in fair value of the foreign currency forward contracts from July 12, 2012 through September 30, 2012 resulted in a gain of $393 for the three and nine months ended September 30, 2012, which was recorded in Foreign currency exchange gains (losses), net in the accompanying consolidated statements of operations. The change in fair value of the interest rate swap from July 12, 2012 through September 30, 2012 resulted in a credit of $79 for the three and nine months ended September 30, 2012, which was recorded in Interest expense, net in the accompanying consolidated statements of operations.

(9) Shareholders' Equity

In August 2012, certain members of management exchanged 36,817 non-voting shares in WRCA US Holdings Inc. (“US Holdings”) for shares in WireCo WorldGroup (Cayman) Inc. at an exchange ratio of 1 to 1 pursuant to the Stockholders' Agreement dated as of February 8, 2007. As a result, the Company's indirect ownership interest in US Holdings increased from 95.2% to 97.6% and the non-controlling interest percentage decreased from 4.8% to 2.4%. For the shares exchanged, the Company issued 36,817 shares of common stock at $0.01 par value and recorded additional paid-in capital for the difference between the value of US Holdings' shares and the par value of the Company's stock.

Also in August 2012, the Company repurchased 48,023 shares of common stock, including 36,817 of the newly issued shares at their fair value of $294.18 per share for a total cost of $14,127. All shares repurchased were recorded as treasury stock at cost on the consolidated balance sheet and result in a reduction of shareholders' equity.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

(10) Share-based Compensation

Pursuant to the 2008 Long-term Incentive Plan, on September 28, 2012, the Company granted a total of 58,778 non-qualified time-based stock options to various members of management to purchase shares. These awards vest over a five-year period, with 20% vesting each year and have a contractual term of ten years. The fair value of $132.65 per option was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

Expected volatility (1)	45.00%
Risk-free interest rate (2)	0.94%
Expected term of the option (years) (3)	6.5
Expected dividend yield	—
Exercise price	$294.18

(1) Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.
(2) Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.
(3) Based on the expected terms considering vesting and contractual terms.

The Company recorded share-based compensation expense of $269 and $806 for the three and nine months ended September 30, 2012, respectively, and $973 and $2,876 for the same periods in 2011, respectively, in Administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2012, total unrecognized compensation cost related to the unvested portion of the Company's time-based stock options that remains to be expensed was $10,668 ,with the weighted average remaining years to vest of 4.25 years.

(11) Restructuring

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

A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2011	$2,294
Restructuring charges incurred in 2012	—
Payments made in 2012	(2,077)

Balance at September 30, 2012	$217

(12) Income Taxes

The Company determines the tax provision for interim periods using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. For the three and nine months ended September 30, 2012 and 2011, the Company determined the interim tax expense using an estimate of annual earnings and annual tax to determine the effective tax rate by jurisdiction. The effective income tax rate for the three and nine months ended September 30, 2012 was (60.0)% and 1,439.7%, respectively, compared to 8.5% and (18.0)% for the three and nine months ended September 30, 2011, respectively. The increase in the effective tax rate is partially attributed to an increase in income in jurisdictions with a higher effective tax rate. Due to the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell its U.S. entity's investment in the stock of the Mexican

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

subsidiaries to a foreign affiliate. The sale impacted the effective tax rate and changed our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration and resulted in $9,322 of tax expense in the second quarter. The tax expense and the related deferred tax liability reflected the tax effect of the difference between the book and tax basis of the investment. The sale was completed on September 7, 2012 and a deferred charge of $680 was recorded for the difference between the deferred tax liability and the tax effect of the tax gain. The valuation allowance provided against U.S. deferred tax benefits was reduced by $7,646 as a discrete item. Included in this discrete item is an immaterial correction of an error of $2,800 of benefit relating to the first and second quarter. This relates to a change in valuation allowance that was impacted by a position taken on the tax return that resulted in an increased interest expense deduction. Projected losses in the U.S. tax jurisdiction resulted in an offsetting increase to the valuation allowance provided against certain U.S. deferred tax benefits of $5,524 and $583 for the three and nine months ended September 30, 2012, respectively. Unrecognized tax benefits increased $1,732 for the nine months ended September 30, 2012.

(13) Related Party Transactions

Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into agreements with the Company to provide administrative and other support services. The Company recorded management fees of $693 and $575 for the three months ended September 30, 2012 and 2011, respectively, and $2,107 and $1,725 for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Company incurred fees of $2,200 and $1,000 during the third quarter of 2012 and 2011, respectively, associated with Paine & Partners' services related to the Lankhorst and Drumet acquisitions. The management and transaction fees were recorded in Administrative expenses in the consolidated statements of operations.

Additionally, during the third quarter of 2012, there were equity transaction between the Company and its executive officers and other key members of management. For further discussion on these equity transactions, refer to Note 9—“Equity”.

(14) Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with Accounting Standards Codification ("ASC") Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2012, the Company had accrued approximately $599 for certain outstanding legal proceedings.

If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At September 30, 2012, no legal proceedings met that criteria.

(15) Segment Reporting

Prior to the acquisition of Lankhorst in July 2012, the Company aggregated its five operating segments that reflected geographic regions into one reportable segment as they have similar economic and other characteristics, such as production and distribution processes, product offerings and customers. Lankhorst had seven operating segments organized around products and end markets: maritime and offshore rope, yarn, composites, fishing, engineered products, yachting and a joint venture in Brazil. Five of Lankhorst's operating segments have similar economic and other characteristics and are included in the Company's one reportable segment. The engineered products and yachting operating segments are not similar to the Company's core business and were not able to be aggregated. As these operating segments did not meet the ASC Topic 280, Segment Reporting quantitative thresholds determined on an annual basis, the Company combined their results in the "all other" category, as a reconciling item to consolidated amounts. The Company evaluates segment performance primarily on operating income. Financial information for the Company's one reportable segment is presented below.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Net sales
Lifting products	$179,119	$510,740
All other	21,667	21,667
Total net sales	$200,786	$532,407

Operating income
Lifting products	$2,633	$33,452
All other	1,559	1,559
Total operating income	$4,192	$35,011

	September 30, 2012	December 31, 2011
Total assets
Lifting products	$1,175,028	$885,703
All other	93,622	—
Total assets	$1,268,650	$885,703

(16) Condensed Consolidating Financial Statements

Guarantees of the 9.5% Senior Notes

The Company has registered 9.5% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. (the “Issuer”). These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc., the ultimate parent company. Certain entities controlled by the Company (collectively referred to as the “Guarantors”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantors” column are 100% owned directly or indirectly by the Company. WRCA Hong Kong Holding Company Limited, which holds the investment in the China JV, WireCo Dutch Acquisition B.V. and the Lankhorst subsidiaries, are collectively referred to as the “Non-Guarantor Subsidiaries”. The Lankhorst subsidiaries located in Portugal will become guarantors in the fourth quarter of 2012. As of September 30, 2012 and for the 81-days ended September 30, 2012, these subsidiaries' total assets and net sales were $183,715 and $16,119, respectively. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method, as applicable. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. During the third quarter, the Issuer sold its investment in the stock of the Mexican subsidiaries. Following the completion of this intercompany sale in September 2012, the Mexican subsidiaries became guarantors. This significant change in the guarantor pool has been retroactively reflected in all condensed consolidating financial statements presented. During the fourth quarter of 2011, WireCo WorldGroup Limited (Cyprus) was redomiciled to the Cayman Islands and merged with WireCo WorldGroup (Cayman) Inc. and as such, activity for 2012 is included in the parent column. Prior to the merger, WireCo Cyprus was reflected in the “Guarantors” column.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$881	$2,916	$22,756	$17,775	$—	$44,328
Accounts receivable, net	—	48,409	67,732	43,967	—	160,108
Intercompany accounts receivable	16,170	49,474	44,796	1,417	(111,857)	—
Other receivables	—	552	3,582	1,628	—	5,762
Inventories, net	—	98,732	97,264	79,460	(7,946)	267,510
Prepaid expenses and other current assets	—	4,081	2,215	5,553	—	11,849
Current deferred income tax assets	—	—	3,476	301	156	3,933
Total current assets	17,051	204,164	241,821	150,101	(119,647)	493,490
Intercompany notes receivable	(20)	519,814	246,961	—	(766,755)	—
Property, plant and equipment, net	—	66,574	182,355	113,598	—	362,527
Intangible assets, net	—	44,250	57,609	61,953	—	163,812
Goodwill	—	117,855	51,593	27,255	—	196,703
Investments in subsidiaries	172,561	—	72,706	—	(245,267)	—
Investment in non-consolidated affiliates	—	—	—	2,836	—	2,836
Deferred financing fees, net	—	29,209	—	—	—	29,209
Noncurrent deferred income tax assets	—	984	3,179	3,330	—	7,493
Other noncurrent assets	—	186	10,736	1,658	—	12,580
Total assets	$189,592	$983,036	$866,960	$360,731	$(1,131,669)	$1,268,650
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	3,350	8,466	—	—	11,816
Interest payable	—	17,464	5	83	—	17,552
Accounts payable	—	13,508	31,369	45,993	—	90,870
Accrued compensation and benefits	—	4,683	7,391	—	—	12,074
Intercompany accounts payable	1,841	57,102	44,559	6,366	(109,868)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Other current accrued liabilities	—	4,435	16,012	18,245	1,175	39,867
Total current liabilities	1,841	100,542	110,965	70,687	(111,856)	172,179

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	869,605	14,531	3,688	—	887,824
Intercompany notes payable	6,700	—	513,076	246,961	(766,737)	—
Noncurrent deferred income tax liabilities	—	3,371	25,809	33,154	—	62,334
Other noncurrent accrued liabilities	—	9,901	15,517	2,633	(18)	28,033
Total liabilities	8,541	983,419	679,898	357,123	(878,611)	1,150,370
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	181,051	(383)	188,728	976	(253,058)	117,314
Non-controlling interests	—	—	(1,666)	2,632	—	966
Total stockholders’ equity	181,051	(383)	187,062	3,608	(253,058)	118,280
Total liabilities and stockholders’ equity	$189,592	$983,036	$866,960	$360,731	$(1,131,669)	$1,268,650

	December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3	$2,265	$25,385	$10	$—	$27,663
Accounts receivable, net	—	43,998	64,609	—	—	108,607
Intercompany accounts receivable	15,144	36,822	56,513	—	(108,479)	—
Other receivables	—	552	2,947	—	—	3,499
Inventories, net	—	100,829	98,660	—	(11,945)	187,544
Prepaid expenses and other current assets	—	2,965	3,954	—	—	6,919
Current deferred income tax assets	—	—	3,266	—	156	3,422
Total current assets	15,147	187,431	255,334	10	(120,268)	337,654
Intercompany notes receivable	—	161,693	—	—	(161,693)	—
Property, plant and equipment, net	—	68,658	167,488	—	—	236,146
Intangible assets, net	—	48,546	61,227	—	—	109,773
Goodwill	—	117,855	50,976	—	—	168,831
Investment in subsidiaries	148,257	142,707	61,175	—	(352,139)	—
Deferred financing fees, net	—	19,192	—	—	—	19,192
Noncurrent deferred income tax assets	—	984	2,453	—	—	3,437
Other noncurrent assets	—	426	10,244	—	—	10,670
Total assets	$163,404	$747,492	$608,897	$10	$(634,100)	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$16,101	$—	$—	$—	$16,101
Current maturities of long-term debt	—	1,000	12,416	—	—	13,416
Interest payable	—	6,475	6	—	—	6,481
Accounts payable	74	18,143	41,524	—	—	59,741
Accrued compensation and benefits	—	7,027	7,738	—	—	14,765
Intercompany accounts payable	1,132	73,434	29,744	966	(105,276)	—
Intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	9,802	—	—	9,802
Other current accrued liabilities	82	4,916	9,683	—	(40)	14,641
Total current liabilities	1,288	127,096	114,076	966	(108,479)	134,947
Long-term debt, excluding current maturities	—	552,798	12,246	—	—	565,044
Intercompany notes payable	—	—	161,684	—	(161,684)	—
Noncurrent deferred income tax liabilities	—	3,771	25,192	—	—	28,963
Other noncurrent accrued liabilities	—	9,823	17,399	—	(9)	27,213
Total liabilities	1,288	693,488	330,597	966	(270,172)	756,167
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	162,116	54,004	278,430	(956)	(363,928)	129,666
Non-controlling interests	—	—	(130)	—	—	(130)
Total stockholders’ equity	162,116	54,004	278,300	(956)	(363,928)	129,536
Total liabilities and stockholders’ equity	$163,404	$747,492	$608,897	$10	$(634,100)	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$79,969	$97,602	$47,182	$(23,967)	$200,786
Cost of sales	—	(64,178)	(80,444)	(46,029)	27,746	(162,905)
Gross profit	—	15,791	17,158	1,153	3,779	37,881
Other operating expenses:
Selling expenses	—	(3,061)	(3,284)	(2,823)	—	(9,168)
Administrative expenses	(568)	(17,277)	(3,797)	1,226	—	(20,416)
Amortization expense	—	(1,432)	(1,759)	(914)	—	(4,105)
Total other operating expenses	(568)	(21,770)	(8,840)	(2,511)	—	(33,689)
Operating income (loss)	(568)	(5,979)	8,318	(1,358)	3,779	4,192
Other income (expense):
Interest expense, net	(27)	(11,001)	(4,555)	(3,665)	—	(19,248)
Equity in income (loss) of non-consolidated affiliates, net	—	(366)	—	52	(56)	(370)
Equity earnings (losses) from subsidiaries	(4,092)	(24,393)	(44,731)	—	73,216	—
Foreign currency exchange gains (losses), net	—	(8,762)	7,472	15,259	—	13,969
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	40,000	29	(156)	—	(40,000)	(127)
Total other income (expense), net	35,881	(46,851)	(41,970)	11,646	33,160	(8,134)
Income (loss) before income taxes	35,313	(52,830)	(33,652)	10,288	36,939	(3,942)
Income tax benefit (expense)	—	5,199	(4,994)	(2,571)	—	(2,366)
Net income (loss)	35,313	(47,631)	(38,646)	7,717	36,939	(6,308)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,660)	39	—	(1,621)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$35,313	$(47,631)	$(36,986)	$7,678	$36,939	$(4,687)
Comprehensive income (loss)	$35,313	$(47,631)	$(30,073)	$8,095	$36,939	$2,643

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

	Three months ended September 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$78,577	$112,068	$—	$(26,859)	$163,786
Cost of sales	—	(64,450)	(85,431)	—	25,621	(124,260)
Gross profit	—	14,127	26,637	—	(1,238)	39,526
Other operating expenses:
Selling expenses	—	(2,878)	(3,875)	—	—	(6,753)
Administrative expenses	—	(6,637)	(7,498)	(249)	—	(14,384)
Amortization expense	—	(1,432)	(1,911)	—	—	(3,343)
Total other operating expenses	—	(10,947)	(13,284)	(249)	—	(24,480)
Operating income (loss)	—	3,180	13,353	(249)	(1,238)	15,046
Other income (expense):
Interest expense, net	—	(9,549)	(3,681)	(731)	—	(13,961)
Loss on investment in China joint venture	—	(4,765)	—	(4,773)	(173)	(9,711)
Equity earnings (losses) from subsidiaries	(20,711)	6,663	(3,109)	—	17,157	—
Foreign currency exchange gains (losses), net	—	463	(14,010)	—	—	(13,547)
Other expense, net	—	(362)	(14,836)	(221)	14,783	(636)
Other expense, net	(20,711)	(7,550)	(35,636)	(5,725)	31,767	(37,855)
Loss before income taxes	(20,711)	(4,370)	(22,283)	(5,974)	30,529	(22,809)
Income tax benefit	—	1,236	705	—	—	1,941
Net loss	(20,711)	(3,134)	(21,578)	(5,974)	30,529	(20,868)
Less: Net loss attributable to non-controlling interests	—	—	(157)	—	—	(157)
Net loss attributable to WireCo WorldGroup (Cayman), Inc.	$(20,711)	$(3,134)	$(21,421)	$(5,974)	$30,529	$(20,711)
Comprehensive loss	$(20,711)	$(3,134)	$(42,540)	$(5,974)	$30,529	$(41,830)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$249,487	$312,286	$47,182	$(76,548)	$532,407
Cost of sales	—	(199,444)	(249,586)	(46,029)	80,641	(414,418)
Gross profit	—	50,043	62,700	1,153	4,093	117,989
Other operating expenses:
Selling expenses	—	(9,061)	(10,069)	(2,823)	—	(21,953)
Administrative expenses	(686)	(36,478)	(8,178)	(5,161)	—	(50,503)
Amortization expense	—	(4,296)	(5,312)	(914)	—	(10,522)
Total other operating expenses	(686)	(49,835)	(23,559)	(8,898)	—	(82,978)
Operating income (loss)	(686)	208	39,141	(7,745)	4,093	35,011
Other income (expense):
Interest expense, net	(27)	(29,026)	(11,528)	(3,665)	—	(44,246)
Equity in income (loss) of non-consolidated affiliates, net	—	(1,048)	—	52	(92)	(1,088)
Equity earnings (losses) from subsidiaries	(7,492)	(17,175)	(52,221)	—	76,888	—
Foreign currency exchange gains (losses), net	1	(6,357)	5,002	15,289	—	13,935
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	40,000	(310)	(181)	—	(40,000)	(491)
Total other income (expense), net	32,482	(56,274)	(58,928)	11,676	36,796	(34,248)
Income (loss) before income taxes	31,796	(56,066)	(19,787)	3,931	40,889	763
Income tax benefit (expense)	—	288	(8,702)	(2,571)	—	(10,985)
Net income (loss)	31,796	(55,778)	(28,489)	1,360	40,889	(10,222)
Less: Net income (loss) attributable to non-controlling interests	—	—	(2,056)	39	—	(2,017)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$31,796	$(55,778)	$(26,433)	$1,321	$40,889	$(8,205)
Comprehensive income (loss)	$31,796	$(55,778)	$(19,351)	$1,738	$40,889	$(706)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$233,355	$300,277	$—	$(85,693)	$447,939
Cost of sales	—	(185,156)	(228,622)	—	80,657	(333,121)
Gross profit	—	48,199	71,655	—	(5,036)	114,818
Other operating expenses:
Selling expenses	—	(8,545)	(10,644)	—	—	(19,189)
Administrative expenses	(8)	(21,494)	(22,517)	(711)	—	(44,730)
Amortization expense	—	(4,296)	(5,610)	—	—	(9,906)
Total other operating expenses	(8)	(34,335)	(38,771)	(711)	—	(73,825)
Operating income (loss)	(8)	13,864	32,884	(711)	(5,036)	40,993
Other income (expense):
Interest expense, net	—	(27,258)	(7,563)	(1,528)	—	(36,349)
Loss on investment in the China joint venture	—	(4,764)	—	(11,582)	(173)	(16,519)
Equity earnings (losses) from subsidiaries	(27,287)	11,773	(12,458)	—	27,972	—
Foreign currency exchange losses, net	—	(883)	(4,516)	—	—	(5,399)
Loss on extinguishment of debt	—	(5,540)	—	—	—	(5,540)
Other expense, net	—	(873)	(14,635)	—	14,783	(725)
Other expense, net	(27,287)	(27,545)	(39,172)	(13,110)	42,582	(64,532)
Loss before income taxes	(27,295)	(13,681)	(6,288)	(13,821)	37,546	(23,539)
Income tax benefit (expense)	—	1,427	(5,667)	—	—	(4,240)
Net loss	(27,295)	(12,254)	(11,955)	(13,821)	37,546	(27,779)
Less: Net loss attributable to non-controlling interests	—	—	(484)	—	—	(484)
Net loss attributable to WireCo WorldGroup (Cayman), Inc.	$(27,295)	$(12,254)	$(11,471)	$(13,821)	$37,546	$(27,295)
Comprehensive loss	$(27,295)	$(12,254)	$(22,625)	$(13,821)	$37,546	$(38,449)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(360)	$(46,589)	$56,354	$1,934	$—	$11,339
Cash flows from investing activities:
Capital expenditures	—	(6,999)	(15,488)	(4,201)	—	(26,688)
Acquisition of business, net of cash acquired	—	—	—	(169,243)	—	(169,243)
Investments in non-consolidated affiliates	—	(1,048)	—	—	—	(1,048)
Intercompany dividends	40,000	—	(40,000)	—	—	—
Investment in subsidiaries	(31,721)	126,926	(95,026)	(179)	—	—
Net cash provided by (used in) investing activities	8,279	118,879	(150,514)	(173,623)	—	(196,979)
Cash flows from financing activities:
Principal payments on long-term debt	—	(612)	(4,475)	—	—	(5,087)
Proceeds from issuance of long-term debt	—	414,150	—	—	—	414,150
Debt issuance costs paid	—	(16,411)	—	—	—	(16,411)
Retirement of long-term debt	—	(98,750)	—	(59,400)	—	(158,150)
Increases (decreases) in intercompany notes	6,700	(358,120)	104,461	246,959	—	—
Net repayments under revolving credit agreements	—	(44,696)	—	—	—	(44,696)
Borrowings under Revolving Loan Facility	—	83,700	—	—	—	83,700
Repayments under Revolving Loan Facility	—	(50,900)	—	—	—	(50,900)
Acquisition installment payments	—	—	(9,418)	—	—	(9,418)
Repurchase of common stock	(14,127)	—	—	—	—	(14,127)
Proceeds from exercise of stock options	386	—	—	—	—	386
Net cash provided by (used in) financing activities	(7,041)	(71,639)	90,568	187,559	—	199,447
Effect of exchange rates on cash and cash equivalents	—	—	963	1,895	—	2,858

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
(in thousands)
(unaudited)

Increase (decrease) in cash and cash equivalents	878	651	(2,629)	17,765	—	16,665
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$881	$2,916	$22,756	$17,775	$—	$44,328

	Nine months ended September 30, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(14,009)	$21,093	$—	$—	$7,084
Cash flows from investing activities:
Capital expenditures	—	(5,986)	(8,257)	—	—	(14,243)
Acquisition of business, net of cash acquired	—	—	(51,813)	—	—	(51,813)
Investments in non-consolidated affiliates	—	(1,836)	—	(15,000)	—	(16,836)
Net cash used in investing activities	—	(7,822)	(60,070)	(15,000)	—	(82,892)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,107)	(124)	—	—	(1,231)
Proceeds from issuance of long-term debt	—	157,125	—	—	—	157,125
Debt issuance costs paid	—	(8,680)	—	—	—	(8,680)
Retirement of long-term debt	—	(132,814)	—	—	—	(132,814)
Amendment fees paid to third-parties	—	(1,381)	—	—	—	(1,381)
Net borrowings under revolving credit agreement	—	31,698	—	—	—	31,698
Increases (decreases) in intercompany notes	—	(56,088)	41,088	15,000	—	—
Net cash provided by (used in) financing activities	—	(11,247)	40,964	15,000	—	44,717
Effect of exchange rates on cash and cash equivalents	—	—	(882)	—	—	(882)
Increase (decrease) in cash and cash equivalents	—	(33,078)	1,105	—	—	(31,973)
Cash and cash equivalents, beginning of period	—	35,481	18,328	71	—	53,880
Cash and cash equivalents, end of period	$—	$2,403	$19,433	$71	$—	$21,907

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest.

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

Business Overview

We believe that we are the largest global manufacturer of high-performance wire rope by net sales and production and one of the leading worldwide manufacturers of synthetic rope, EMC, engineered products, fabricated products and specialty wire. With the addition of Lankhorst, we are no longer able to aggregate all our operating segments, but lifting products continues to be our one reportable segment as it comprises 89% and 96% of our net sales for the three and nine months ended, respectively. For discussion on the Company's segments, refer to Note 15—“Segment Reporting”. Our highly engineered and specialized products have a reputation for quality, performance and safety, and are marketed under well-known brands such as Union®, Camesa®, MacWhyte®, CASAR®, Wireline Works™, U.S. Reel™, Phillystran®, Oliveira™, Drumet®, Lankhorst®, Euronete™ and Union International. Our proprietary technical and manufacturing expertise utilizes advanced metallurgical and material technologies to develop highly engineered and specialized ropes which are “mission-critical” operating components used in heavy lifting, pulling, supporting and suspension applications, where functionality and safety are the top priority. We maintain a comprehensive product portfolio across the diverse end markets we serve, including crane, oil and gas, mining, fishing, marine, structures, offshore and general industrial. We have a global manufacturing footprint of 26 facilities, which include our joint ventures of China, Brazil, India and Greece, supplemented by a global network of company-owned distribution facilities and independent distributors. We have global capacity to annually produce approximately 408,000 tons of wire and approximately 330,000 tons of rope. We have sales offices worldwide serving 122 different countries.

Third Quarter Highlights

We continued to execute upon our acquisition strategy with the purchase of 100% of the outstanding shares of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”) on July 12, 2012, for total consideration of approximately $231.6 million, payable in cash of approximately $169.2 million and debt assumed of approximately $62.4 million, using the exchange rate in effect at closing. The majority of this debt was retired with proceeds from the July 2012 financing, which is discussed below. Lankhorst manufactures value-added synthetic rope and engineered products marketed under the Euronete and Lankhorst brands primarily to the offshore, oil and gas, fishing, marine, structures, industrial and agricultural markets. With the acquisition of Lankhorst, we become one of the largest, most diverse producers of both steel and synthetic lifting products in the world. Additionally, the acquisition provides us with the most advanced products and technical expertise globally in synthetic ropes, continues to diversify our business mix by end market, geography, product and brand and provides an extensive global manufacturing, distribution and sales footprint. We consider Lankhorst to be the technical leader in synthetic ropes in the world, holding numerous patents. With this acquisition, we have increased our presence in emerging markets, primarily Brazil, Pacific Rim and Middle East, and enhanced our growth profile with higher penetration in offshore and oil and gas markets, the fastest growing end markets.

We began integration activities in the third quarter to execute upon our operating synergies, specifically merging Lankhorst's factories with our existing factories in Portugal, consolidating distribution centers, internally sourcing nearly all of Lankhorst's steel requirements, leveraging volume discounts on synthetic purchases and product shipments and reducing indirect costs. Regarding the merging of facilities, we are restructuring six factories in Portugal to focus on specific lines of production. As a result of these efforts, we could incur restructuring costs in the fourth quarter. Additionally, we immediately began implementing marketing synergies of cross-selling all our products across the global distribution network. The sales force restructuring is complete with 12 business lines and 10 regions under three senior executives.

To fund the Lankhorst acquisition and refinance existing debt, we entered into a new credit agreement, completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 in a private placement and retired our existing senior secured credit facilities, which included the Term Loan, Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. The credit agreement provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility (“Revolving Loan Facility”). This financing transaction improved our liquidity position and extended our maturity profile. We believe the acquisition of Lankhorst will enhance our cash flow with the synergistic opportunities, relative low overhead and ability to expand margins that will permit us to improve our debt to equity ratio.

Results Overview

Thee Lankhorst acquisition grew our net sales $46.1 million in sales; however, our core business slowed in the third quarter. We maintained flat performance or experienced a slight decline of net sales in most all products. Fluctuations of foreign currency rates continued to negatively impact our net sales and operating income this quarter. Our reported sales decreased $8.6 million and $20.2 million for the three-month and nine-month periods ended September 30, 2012, respectively, due to fluctuations of the euro, Mexican peso and Polish złoty against the U.S. dollar.

The table below depicts actual net sales and pro forma net sales for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net sales as reported	$200,786	$163,786	$532,407	$447,939
Lankhorst pre-acquisition net sales	7,638	54,999	146,744	176,387
Drumet pre-acquisition net sales	—	4,946	—	64,956
Pro forma net sales	$208,424	$223,731	$679,151	$689,282

The table below depicts Adjusted EBITDA and Acquisition Adjusted EBITDA for the three and nine months ended September 30, 2012 compared to the same periods in 2011. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA, see the section titled “Non-GAAP Financial Measures”. Foreign currency rate fluctuations negatively impacted Adjusted EBITDA $1.8 million for the quarter and $4.7 million for the nine months ended September 30, 2012.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted EBITDA	$31,613	$31,043	$94,172	$90,051
Lankhorst pre-acquisition EBITDA	906	4,306	16,894	18,271
Drumet pre-acquisition EBITDA	—	75	—	6,388
Acquisition Adjusted EBITDA	$32,519	$35,424	$111,066	$114,710
Net loss as reported	$(6,308)	$(20,868)	$(10,222)	$(27,779)

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results during the three and nine months ended September 30, 2012. Most notably, our acquisitions of Lankhorst on July 12, 2012 and Drumet on July 18, 2011, affect the comparability of period-over-period results. Also, our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against the value of the euro, Mexican peso and Polish złoty. The results of operations for any quarter or partial fiscal year are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended September 30, 2012 compared to three months ended September 30, 2011
The following table presents selected consolidated financial data for the third quarters of 2012 and 2011:

	Three months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$200,786	$163,786	$37,000	23%
Gross profit	37,881	39,526	(1,645)	(4)%
Other operating expenses	(33,689)	(24,480)	(9,209)	38%
Other expense, net	(8,134)	(37,855)	29,721	(79)%
Income tax benefit (expense)	(2,366)	1,941	(4,307)	NM
Net loss	$(6,308)	$(20,868)	$14,560	NM
Gross profit as % of net sales	19%	24%
Other operating expenses as % of net sales	17%	15%
NM = Not Meaningful
Net sales
Our consolidated net sales increased $37.0 million, or 23%, during the three months ended September 30, 2012 as compared to the same period in 2011 primarily due to acquisition activity. Lankhorst, acquired on July 12, 2012, generated $46.1 million of net sales between July 12, 2012 and September 30, 2012.
Our net sales decreased approximately $8.6 million for the three months ended September 30, 2012 due to changes in foreign currency exchange rate fluctuations. The dollar strengthened in relation to the euro, Mexican peso and Polish złoty during the third quarter of 2012 compared to the third quarter of 2011.
Net sales of all key products declined, except for specialty wire and fabricated products, which increased $1.4 million and $1.2 million, respectively, over the same period in 2011. The increase in specialty wire sales is primarily due to including a full period of Drumet wire sales compared to only 75-days in the same period of 2011. Specialty wire sales represented 18% of our total consolidated net sales for the three months ended September 30, 2012 compared to 23% for the same period in 2011. Wire rope sales decreased $0.7 million for the quarter ended September 30, 2012 primarily due to reduced sales in the crane and general purpose end markets within Europe. Wire rope sales represented 45% of our total consolidated net sales for the three months ended September 30, 2012 compared to 57% for the same period in 2011. The acquisition of Lankhorst has resulted in less than half of our business representing steel wire rope. EMC sales into the oil and gas end market declined $1.6 million compared to the three months ended September 30, 2011. The worldwide active rig count and the price of crude oil decreased 5% from September 2011 to September 2012. Sales of our synthetic rope products declined $0.8 million over prior year. Synthetic rope sales represented 18% of our total consolidated net sales for the three months ended September 30, 2012 compared to 5% for the same period in 2011 as a result of the Lankhorst acquisition.
Gross profit
Gross profit decreased $1.6 million and gross profit as a percentage of sales (“gross margin”) decreased to 19% in the third quarter of 2012 from 24% for the same period in 2011. Lankhorst's gross profit was negatively impacted due to the recognition of $6.8 million of higher cost of sales due to the inventory step-up related to purchase accounting. In accordance with U.S. GAAP, certain inventory is recorded at fair value on the date of acquisition and the difference between fair value and cost is recorded to Cost of Sales as the inventory is sold. In accordance with U.S. GAAP, certain inventory is recorded at fair value on the date of acquisition and the difference between fair value and cost is recorded to Cost of Sales as the inventory is sold. The impact of the inventory adjustment resulted in a decrease of our gross margin of 3%. The decrease in gross margin is also driven by lower sales of our higher margin ropes in the crane and oilfield markets and lower EMC sales. In addition, Lankhorst's sales, which comprised 23% of our total sales for the quarter, have had historically lower margins than our synthetic rope products. We expect synergies from combining our synthetics business with Lankhorst will improve these margins. The decrease in gross margin was partially offset by the lower cost of internally sourced materials produced at Drumet for our European manufacturing facilities.

The price of steel rod, our primary raw material used to produce wire and wire rope, decreased slightly in the third quarter compared to the same period in 2011 due to the weak economy in Europe and slower growth in China, the largest consumer of steel rod in the world. The cost of other raw material components such as dyneema, polyethylene and polypropylene, used to produce our synthetic rope products, remained flat. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.
Other operating expenses

	Three months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(9,168)	$(6,753)	$(2,415)	36%
Administrative expenses	(20,416)	(14,384)	(6,032)	42%
Amortization expense	(4,105)	(3,343)	(762)	23%
Other operating expenses	$(33,689)	$(24,480)	$(9,209)	38%
Other operating expenses increased $9.2 million, or 38%, for the three months ended September 30, 2012 compared to the same period of 2011. Overall, total other operating expenses increased as a percentage of net sales from 15% for the three months ended September 30, 2011 to 17% for the three months ended September 30, 2012.
Selling expenses increased $2.4 million, or 36%, over the same period in 2011. The acquisition of Lankhorst accounted for $2.8 million of the increase. Foreign currency exchange rate fluctuations offset this increase by $0.3 million.
Administrative expenses increased $6.0 million, or 42%, over the same period in 2011 primarily due to acquisition activity. Of this change, $5.8 million relates to Lankhorst administrative expenses since the acquisition date. Additionally, acquisition costs incurred in the third quarter of 2012 were $3.5 million higher than acquisition costs incurred in the third quarter of 2011 primarily due to increased complexity and size of the Lankhorst acquisition compared to the Drumet acquisition. Our share-based compensation expense decreased $0.7 million as a result of 2007 stock option awards fully vesting in 2011. Incentive compensation earned was $1.3 million lower in the third quarter of 2012 compared to the third quarter of 2011 as most of our compensation programs are based on quarterly profitability compared to budget. Administrative expenses decreased $0.3 million for the three months ended September 30, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net
Other expense decreased by $29.7 million, or 79%, for the three months ended September 30, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Three months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(19,248)	$(13,961)	$(5,287)	38%
Equity in loss of non-consolidated affiliates, net	(370)	(9,711)	9,341	(96)%
Foreign currency exchange gains (losses), net	13,969	(13,547)	27,516	203%
Loss on extinguishment of debt	(2,358)	—	(2,358)	100%
Other expense, net	(127)	(636)	509	(80)%
Total other expense, net	$(8,134)	$(37,855)	$29,721	(79)%

•
Interest expense increased $5.3 million for the three months ended September 30, 2012 primarily due to additional debt outstanding at higher interest rates. On July 12, 2012, the Company issued $82.5 million of 11.75% Senior Notes resulting in approximately $2.2 million of increased interest expense. Also on July 12, 2012, the Company retired the Term Loan due 2014 with a portion of the proceeds from a new credit agreement, which provides for a $335.0 million Term Loan due 2017, resulting in $3.3 million of net additional interest expense.

•
The loss on investments in non-consolidated affiliates decreased $9.3 million for the three months ended September 30, 2012 compared to the same period in 2011. We discontinued applying the equity method on our investment in the China joint venture during the first quarter of 2012 because our investment was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method is suspended. In the third quarter of 2012, the Company recorded $0.4 million of losses related to advances, against which we fully reserved. This loss was partially offset by less than $0.1 million of income on three other non-consolidated affiliates acquired with the purchase of Lankhorst. In the third quarter of 2011, the Company recorded its 65% share of the China JV's losses and recorded an impairment charge of $4.8 million on our related advances due to continued losses and reduced liquidity.

•
For the three months ended September 30, 2012, foreign currency exchange gains were $14.0 million compared to foreign currency exchange losses of $13.5 million for the same period in 2011. At September 30, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $523.4 million and $173.5 million, respectively. The revaluation of $247.0 million of new intercompany loans denominated in U.S. dollars at WireCo Dutch Acquisition B.V., which holds the Lankhorst subsidiaries, contributed to $14.8 million of the gains recorded in the third quarter of 2012. The U.S. dollar to euro exchange rate on the acquisition date of July 12, 2012 was $1.00 to €0.8212 compared to $1.00 to €0.7734 at September 30, 2012. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $3.5 million of the gains recognized during the current quarter. The U.S. dollar to euro exchange rate at June 30, 2012 was $1.00 to €0.7943 compared to $1.00 to €0.7734 at September 30, 2012. The revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiaries resulted in $3.1 million of the gains recognized during the third quarter of 2012. The U.S. dollar to Polish złoty exchange rate at June 30, 2012 was $1.00 to zł.3.3346 compared to $1.00 to zł.3.1739 at September 30, 2012. With the sale of our Mexican subsidiaries to a foreign affiliate as discussed in Note 12—"Income Taxes", $95.1 million of new intercompany loans denominated in U.S. dollars were issued to the affiliated acquisition company whose functional currency is the Mexican peso. The U.S. dollar to the Mexican peso exchange rate on the legal entity restructuring date of September 7, 2012 was $1.00 to $13.0483 compared to $1.00 to $12.8521 at September 30, 2012 contributing to a foreign currency exchange gain of $1.4 million. The current year foreign currency exchange gains were offset by a $8.8 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts on July 12, 2012 associated with the purchase and refinancing transactions and the associated reversal on the mark-to-market value recorded during the second quarter of 2012. The net foreign currency exchange loss recognized on the revaluation of intercompany loans in 2011 was due to the depreciation of the euro and the Polish złoty against the U.S. dollar during the third quarter of 2011. The respective exchange rates at June 30, 2011 was $1.00 to €0.6919 and $1.00 to zł.2.7521 compared to $1.00 to €0.7406 and $1.00 to zł.3.1259 at September 30, 2011.

•
Loss on extinguishment of debt increased by $2.4 million for the three months ended September 30, 2012 compared to the same period in 2011. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs associated with the retirement of the senior secured credit facilities.

Income taxes
The Company recorded an income tax expense of $2.4 million compared to an income tax benefit of $1.9 million for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate was (60.0)% and 8.5% for the three months ended September 30, 2012 and 2011, respectively. Included in the $2.4 million of tax expense is $2.8 million of benefit relating to the first and second quarter. This relates to a change in valuation allowance that was impacted by a position taken on the 2011 Company's tax return that resulted in an increased interest expense deduction. Due to the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate. The sale was completed on September 7, 2012 and a deferred charge of $0.7 million was recorded for the difference between the deferred tax liability and the tax effect of the tax gain. The valuation allowance provided against the U.S. deferred tax benefits was reduced by $4.8 million as a discrete item in the quarter. Projected losses in the U.S. tax jurisdiction resulted in an offsetting increase to the valuation allowance of less than $0.1 million for the three months ended September 30, 2012. Unrecognized tax benefits recognized in the current quarter increased $1.2 million for the three months ended September 30, 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
The following table presents selected consolidated financial data for the first nine months of 2012 and 2011:

	Nine months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$532,407	$447,939	$84,468	19%
Gross profit	117,989	114,818	3,171	3%
Other operating expenses	(82,978)	(73,825)	(9,153)	12%
Other expense, net	(34,248)	(64,532)	30,284	(47)%
Income tax expense	(10,985)	(4,240)	(6,745)	NM
Net loss	$(10,222)	$(27,779)	$17,557	NM
Gross profit as % of net sales	22%	26%
Other operating expenses as % of net sales	16%	16%
NM = Not Meaningful
Net sales
Our net sales increased $84.5 million, or 19%, during the nine months ended September 30, 2012 as compared to the same period in 2011. Of the increase, $46.1 million was attributable to our acquisition of Lankhorst on July 12, 2012 and $40.8 million was attributable to Drumet sales from January 1, 2012 through July 17, 2012.
Our net sales decreased approximately $20.2 million for the nine months ended September 30, 2012 due to changes in foreign currency exchange rate fluctuations. The dollar strengthened in relation to the euro, Mexican peso and Polish złoty during the first nine months of 2012 compared to the first nine months of 2011.
Excluding acquisition activity and foreign currency fluctuations, our wire rope sales increased $8.4 million, or 3%. Net sales of wire rope into the oil and gas end market contributed $4.4 million of the increase in net sales for the nine months ended September 30, 2012. Although worldwide rig counts as of September 2012 decreased 5% from September 2011, the average rig count for 2012 is higher than 2011. Net sales of wire rope into the mining end market contributed $4.3 million of the increase in net sales for the nine months ended September 30, 2012 as a result of U.S. surface mining activity and general mining activity in emerging markets. Additionally, our sales into the general purpose and fishing end markets have increased $2.7 million and $2.5 million, respectively. These increases were offset by a decline of $6.3 million in the crane end market for the first nine months of 2012 when compared to the first nine months of 2011 primarily due to the construction slowdown and the weak European economy. Wire rope sales represented 52% of our total consolidated net sales for the nine months ended September 30, 2012 compared to 60% for the same period in 2011.

Excluding acquisition activity and foreign currency fluctuations, specialty wire sales for the nine months ended September 30, 2012 increased $6.4 million over the same period in 2011. This increase in specialty wire sales was largely due to increasing market share and demand for infrastructure projects in Mexico. Specialty wire sales represented 21% of our total consolidated net sales for the nine months ended September 30, 2012 compared to 20% for the same period in 2011.
Excluding acquisition activity and foreign currency fluctuations, our fabricated product sales increased $2.6 million, or 9%, over the same period in 2011. EMC sales into the oil and gas end market contributed $2.2 million of the increase in net sales for the nine months ended September 30, 2012 due to increased exploration activity year over year. Sales of our synthetic rope products declined $1.2 million over the same period in 2011. Synthetic rope sales represented 10% of our total consolidated net sales for the nine months ended September 30, 2012 compared to 6% for the same period in 2011. With the acquisition of Lankhorst, we expect our sales of synthetic rope products as a percentage of total sales will increase and accordingly further impact the wire rope and specialty wire percentages discussed above.

Gross profit
Gross profit increased $3.2 million, but gross margin decreased to 22% in the first nine months of 2012 from 26% for the same period in 2011. Lankhorst's gross profit was negatively impacted due to the recognition of $6.8 million of higher cost of sales due to the inventory step-up related to purchase accounting. In accordance with U.S. GAAP, certain inventory is recorded at fair value on the date of acquisition and the difference between fair value and cost is recorded to Cost of Sales as the inventory is sold. The impact of the inventory adjustment resulted in a decrease of our gross margin of 1%. The decrease in gross margin is also driven by product mix. Our Polish subsidiary has a higher percentage of wire and general purpose rope sales. Production of wire and general purpose wire rope is less complex and therefore has lower margins than our value-added products, such as specialty wire rope, synthetic rope and EMC. Prior to the acquisition of Drumet, wire sales and general purpose rope represented 18% and 12%, respectively, of our total consolidated net sales compared to 21% and 15%, respectively, currently. Additionally, lower sales of our higher margin ropes in the crane market contributed to the decrease in gross margin. In addition, Lankhorst's sales, which comprise 9% of our total sales, have had historically lower margins than our synthetic rope products. We expect synergies from combining our business with Lankhorst will improve these margins. The decrease in gross margin was partially offset by the lower cost of internally sourced materials produced at Drumet for our European manufacturing facilities.
The price of steel rod, our primary raw material used to produce wire and wire rope, decreased slightly during the nine months ended September 30, 2012 compared to the same period in 2011 due to the weak economy in Europe and lower growth in China, the largest consumer of steel rod in the world. The cost of other raw material components, such as dyneema, polyethylene and polypropylene, used to produce our synthetic rope products remained flat or slightly increased. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.
Other operating expenses

	Nine months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(21,953)	$(19,189)	$(2,764)	14%
Administrative expenses	(50,503)	(44,730)	(5,773)	13%
Amortization expense	(10,522)	(9,906)	(616)	6%
Other operating expenses	$(82,978)	$(73,825)	$(9,153)	12%
Other operating expenses increased $9.2 million, or 12%, for the nine months ended September 30, 2012 compared to the same period of 2011. Overall, total other operating expenses were 16% as a percentage of net sales for the nine months ended September 30, 2011 and September 30, 2012.
Selling expenses increased $2.8 million, or 14%, over the same period in 2011. Of the increase, $2.8 million is related to Lankhorst. Other increases in selling expenses were offset for the nine months ended September 30, 2012 due to foreign currency exchange rate fluctuations of $0.8 million.
Administrative expenses increased $5.8 million, or 13%, over the same period in 2011. Of this change, $5.8 million relates to Lankhorst administrative expenses since the acquisition date. Additional increases in administrative increases were related to recent acquisition activity and certain provisions of becoming a reporting company. Acquisition costs for the nine months ended September 30, 2012 were $4.8 million higher than acquisition costs incurred in the same period of 2011 due to increased complexity and size of the Lankhorst acquisition compared to the Oliveira and Drumet acquisitions. Oliveira was purchased on November 16, 2010, Drumet was purchased on July 18, 2011 and Lankhorst was purchased on July 12, 2012. Upon becoming a public issuer in February 2012, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our annual report for the year ending December 31, 2012. We incurred $1.2 million in Sarbanes-Oxley implementation fees during the nine months ended September 30, 2012. Advisory fees and bank fees were $1.0 million higher than the same period in 2011. These increases in administrative expenses were offset by lower reorganization charges, share-based compensation and incentive compensation. Reorganization charges were $2.2 million lower compared to the same period in 2011 primarily due to professional fees associated with entity restructuring, litigation and our registration statement with the SEC during 2011. Our share-based compensation expense decreased $2.1 million as a result of 2007 stock option awards fully vesting. Incentive compensation earned was $2.5 million lower in the first nine months of 2012 compared to the same period in 2011 as most of our compensation programs are based on quarterly profitability compared to budget. Administrative expenses decreased $0.9 million for the nine months ended September 30, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net
Other expense decreased $30.3 million for the nine months ended September 30, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Nine months ended September 30,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(44,246)	$(36,349)	$(7,897)	22%
Equity in loss of non-consolidated affiliates, net	(1,088)	(16,519)	15,431	(93)%
Foreign currency exchange gains (losses), net	13,935	(5,399)	19,334	358%
Loss on extinguishment of debt	(2,358)	(5,540)	3,182	(57)%
Other expense, net	(491)	(725)	234	(32)%
Total other expense, net	$(34,248)	$(64,532)	$30,284	(47)%

•
Interest expense increased $7.9 million for the nine months ended September 30, 2012 primarily due to additional debt outstanding. On June 10, 2011, the Company issued $150.0 million of 9.5% Senior Notes and on July 12, 2012, the Company issued $82.5 million of 11.75% Senior Notes resulting in approximately $8.5 million of increased interest expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Additionally, we incurred $1.9 million of interest expense related to borrowings under our revolving credit facilities. The amortization of debt issuance costs and the discount/premium related to the new issuances and assumed Polish debt resulted in an additional $1.3 million in interest expense for the nine months ended September 30, 2012. This increase in interest expense was partially offset by an increase in capitalized interest recorded of $2.9 million, which includes a $1.9 million entry that decreased interest expense and increased the cost of property, plant and equipment to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. Prior to 2012, we did not capitalize interest on construction in process for property, plant and equipment at our Mexican subsidiaries. These errors were not material to the current and any previously-reported periods.

•
The loss on investments in non-consolidated affiliates decreased $15.4 million for the nine months ended September 30, 2012 compared to the same period in 2011. We discontinued applying the equity method on our investment in the China JV during the first quarter of 2012 because our investment was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method is suspended. In 2012, the Company recorded $1.0 of losses related to advances, against which we fully reserved. This loss was partially offset by less than $0.1 million in income on three other non-consolidated affiliates acquired with the purchase of Lankhorst. In 2011, the Company recorded its ownership share of the China JV's losses and recorded an impairment charge of $4.8 million on our related advances due to continued losses and reduced liquidity.

•
For the nine months ended September 30, 2012, foreign currency exchange gains were $13.9 million compared to foreign currency exchange losses of $5.4 million for the same period in 2011. At September 30, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $523.4 million and $173.5 million, respectively. The revaluation of $247.0 million of new intercompany loans denominated in U.S. dollars at WireCo Dutch Acquisition B.V., which holds the Lankhorst subsidiaries, contributed to $14.8 million of the gains recorded for the nine months ended September 30, 2012. The U.S. dollar to euro exchange rate on the acquisition date of July 12, 2012 was $1.00 to €0.8212 compared to $1.00 to €0.7734 at September 30, 2012. With the sale of our Mexican subsidiaries to a foreign affiliate as discussed in Note 12—"Income Taxes", $95.1 million of new intercompany loans denominated in U.S. dollars were issued to the affiliated acquisition company whose functional currency is the Mexican peso. The U.S. dollar to the Mexican peso exchange rate on the legal entity restructuring date of September 7, 2012 was $1.00 to $13.0483 compared to $1.00 to $12.8521 at September 30, 2012 contributing to a foreign currency exchange gain of $1.4 million. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the Polish złoty resulted in $4.5 million of the gains recognized during the nine months ended September 30, 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to zł.3.4127 compared to $1.00 to zł. 3.1739 at September 30, 2012. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in a minimal change as the U.S. dollar to euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7734 at September 30, 2012. The current year foreign currency exchange gains were offset by a $7.3 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts on July 12, 2012 associated with the purchase and refinancing transactions. The net foreign currency exchange loss recognized on the revaluation of intercompany loans in 2011 was primarily due to the depreciation of the Polish złoty. The foreign currency exchange rate on the acquisition date of July 18, 2011 was $1.00 to zł.2.8374 compared to $1.00 to zł.3.2474 at September 30, 2011.

•
Loss on extinguishment of debt decreased by $3.2 million for the nine months ended September 30, 2012 compared to the same period in 2011. In June 2011, we wrote-off $4.2 million of unamortized debt issuance costs associated with the pro rata portion of the Term Loan due 2014 that was prepaid and incurred $1.3 million in non-capitalized third-party fees to modify certain agreements in order to issue the additional 9.5% Senior Notes. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs in conjunction with the refinancing of the senior secured credit facilities.

Income taxes
For the nine months ended September 30, 2012, the Company incurred income tax expense of $11.0 million compared to $4.2 million for the nine months ended September 30, 2011. Due to the acquisition of Lankhorst and debt refinancing transactions in July 2012, management reviewed its legal structure and decided to sell the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate. The sale impacted the effective tax rate and changed our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration and resulted in $9.3 million of tax expense in the second quarter. The tax expense and the related deferred tax liability reflected the tax effect of the difference between the book and tax basis of the investment. The sale was completed on September 7, 2012 and a deferred charge of $0.7 million was recorded for the difference between the deferred tax liability and the tax effect of the tax gain. The valuation allowance provided against the U.S. deferred tax benefits was reduced by $9.5 million as a discrete item in the quarter. The effective tax rate was 1,439.7% and (18.0)% for the nine months ended September 30, 2012 and 2011, respectively. The remaining increase in the effective tax rate after these discrete items is primarily due in part to reduced income in higher tax jurisdictions. Unrecognized tax benefits increased $1.9 million for the nine months ended September 30, 2012.

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA as Adjusted EBITDA plus pre-acquisition EBITDA of the acquired companies.

We have disclosed Adjusted EBITDA and Acquisition Adjusted EBITDA, non-GAAP performance and liquidity measures, as a means to enhance communications with security holders. Management uses Adjusted EBITDA as a measure for internal evaluation of performance and incentive plan purposes. Acquisition Adjusted EBITDA is used to compare our financial measure to those of our peers and for debt covenant calculations. The 9.5% and 11.75% Senior Notes include a covenant that requires the Company to maintain a senior secured debt to Acquisition Adjusted EBITDA ratio that does not exceed 2.75 to 1.0 measured at the end of each quarter using the preceding four quarters consolidated Acquisition Adjusted EBITDA.

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

The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net loss	$(6,308)	$(20,868)	$(10,222)	$(27,779)
Plus:
Interest expense, net	19,248	13,961	44,246	36,349
Income tax expense (benefit)	2,366	(1,941)	10,985	4,240
Depreciation and amortization	12,879	10,401	32,480	29,736
Equity in loss of non-consolidated affiliates, net	370	9,711	1,088	16,519
Foreign currency exchange losses (gains), net	(13,969)	13,547	(13,935)	5,399
Share-based compensation	269	973	806	2,876
Other expense, net	127	636	491	725
Loss on extinguishment of debt	2,358	—	2,358	5,540
Acquisition costs	4,533	1,016	10,667	5,837
Purchase accounting (inventory step-up)	6,776	440	6,776	1,729
Bank fees	555	372	1,594	909
Advisory fees	867	772	2,548	2,236
Reorganization and restructuring charges (a)	1,292	1,708	2,672	4,851
Sarbanes-Oxley implementation (b)	237	—	1,242	—
Other adjustments	13	315	376	884
Adjusted EBITDA	$31,613	$31,043	$94,172	$90,051
Lankhorst pre-acquisition EBITDA (c)	906	4,306	16,894	18,271
Drumet pre-acquisition EBITDA (d)	—	75	—	6,388
Acquisition Adjusted EBITDA	$32,519	$35,424	$111,066	$114,710

The following is a reconciliation of cash flows from operating activities to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Nine months ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$11,339	$7,084
Plus: Adjustments to reconcile net loss to Adjusted EBITDA:
Interest expense, net	44,246	36,349
Income tax expense	10,985	4,240
Foreign currency exchange losses (gains), net	(13,935)	5,399
Other expense, net	491	725
Acquisition costs	10,667	5,837
Purchase accounting (inventory step-up)	6,776	1,729
Bank fees	1,594	909
Advisory fees	2,548	2,236
Reorganization and restructuring charges (a)	2,672	4,851
Sarbanes-Oxley implementation (b)	1,242	—
Other adjustments	376	884
Less: Cash flow adjustments to net loss not included in Adjusted EBITDA
Amortization of debt issuance costs, discounts and premium	(5,537)	(4,281)
Other, net	1,448	(567)
Unrealized foreign currency exchange gains (losses), net	20,723	(5,349)
Changes in deferred income taxes	1,365	1,450
Changes in assets and liabilities	(2,828)	28,555
Adjusted EBITDA	$94,172	$90,051
Lankhorst pre-acquisition EBITDA (c)	16,894	18,271
Drumet pre-acquisition EBITDA (d)	—	6,388
Acquisition Adjusted EBITDA	$111,066	$114,710

(a)
In 2012, reorganization and restructuring charges consisted primarily of consultation fees for legal entity restructurings, professional service costs for our registration statement filing with the SEC, which was declared effective on February 7, 2012, severance packages, costs associated with transferring equipment and warehouse closures. In 2011, restructuring costs consisted primarily of legal fees and other costs associated with entity restructuring activities, consulting fees associated with our SEC registration statement filing, litigation of various claims and severance costs at our Mexican subsidiaries.

(b)
Upon becoming a public issuer, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our annual report for the year ending December 31, 2012. We have engaged an independent accounting firm to assist us with documentation of key processes and testing of internal controls.

(c)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments were included for the three months ended September 30, 2011, nine months ended September 30, 2011, the 11-day period ended July 11, 2012 and the 193-day period ended July 11, 2012 as if the acquisition had been consummated on the first day of 2011 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization and were converted from euros to U.S. dollars using the average exchange rates for the respective periods. Amounts for the three months ended September 30, 2011, nine months ended September 30, 2011, 11-day period ended July 11, 2012 and the 193-day period ended July 11, 2012 were converted from euros to U.S. dollars using $1.00 to €0.7079, $1.00 to €0.7110, $1.00 to €0.8051 and $1.00 to €0.7724, respectively.

(d)
The Drumet acquisition closed on July 18, 2011 and its results have been included in our consolidated statements of operations for the three and nine months ended September 30, 2012. Pro forma adjustments were included for the 17-day period ended July 17, 2011 and the 198-day period ended July 17, 2011 as if the acquisition had been consummated on the first day of 2011 for comparative purposes. These amounts represent the net income of Drumet before deductions for interest, taxes, depreciation and amortization and were converted from Polish złotys to U.S. dollars using the average exchange rate for the respective periods. Amounts for the 17-day period ended July 17, 2011 and the 198-day period ended July 17, 2011 were converted from Polish złotys to U.S. dollars using $1.00 to zł.2.7755 and $1.00 to zł.2.8129, respectively.

Liquidity and Capital Resources
Overview
During 2012, we executed upon our strategic objective to Diversify through Strategic Acquisitions with the closing of the Lankhorst acquisition on July 12, 2012 for an aggregate transaction value of approximately $231.6 million, net of cash acquired, payable in cash of approximately $169.2 million and debt assumed of $62.4 million. On July 12, 2012, we entered into a new credit agreement that provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), and we also completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement. The net proceeds from these new debt agreements were used to finance the Lankhorst acquisition, pay off assumed Lankhorst debt, retire our existing senior secured credit facilities, which included the Term Loan due 2014, Revolving Credit Agreement, CASAR Revolving Credit Agreement, pay acquisition costs and debt issuance costs and for other general corporate purposes. The debt issuance costs of $16.4 million were capitalized and are being amortized to interest expense over the term of the instruments.
This financing transaction improved our liquidity position and extended our maturity profile. We replaced the three revolvers that had a maximum borrowing capacity of $113.8 million, with one revolver that has a maximum borrowing capacity of $145.0 million to support our expanding international operations. The Revolving Loan Facility provides us greater flexibility and liquidity to support our growing global business following the acquisition of Lankhorst. The higher interest rates on the Term Loan due 2017 and Revolving Loan Facility reflect current market conditions, our credit rating and higher leverage resulting from the acquisition. The interest rate on the 11.75% Senior Notes reflects the unsecured position and illiquid nature of the notes.
The increase in our debt capitalization is necessary to support our business growth strategy in the short term. As we integrate the operations of Lankhorst with our existing operations, we intend to deleverage using cash flow from operations. Our debt capitalization ratio (total debt as a percentage of total debt plus total equity) was 88.2% and 82.2% as of September 30, 2012 and December 31, 2011, respectively. The following table sets forth our capitalization:

	September 30, 2012	December 31, 2011
	(in thousands)
Debt:
Term Loan due 2017 at face value	$335,000	$—
Term Loan due 2014	—	99,250
9.5% Senior Notes due 2017 at face value	425,000	425,000
11.75% Senior Notes due 2017	82,500	—
Polish Debt at face value	25,142	28,034
Other indebtedness	4,298	658
Revolving Credit Agreement	—	16,101
Euro Facility	—	28,595
Revolving Loan Facility	32,800	—
Total debt	$904,740	$597,638
Total stockholders’ equity	118,280	129,536
Total capitalization	$1,023,020	$727,174

Total available liquidity, defined as total availability under our revolving credit facilities plus cash and cash equivalents, was$156.5 million at September 30, 2012 and $86.9 million at December 31, 2011. Components of available liquidity were as follows on the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Availability under revolving credit facilities:
Revolving Loan Facility	$112,200	$—
Revolving Credit Agreement	—	49,481
Euro Facility	—	571
CASAR Revolving Credit Agreement	—	9,233
	$112,200	$59,285
Cash and cash equivalents	44,328	27,663
Total available liquidity	$156,528	$86,948
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of our cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in acquisitions and capital expenditures. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We currently have no plans to enter into derivative agreements to mitigate raw material price changes in any of our facilities.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $44.3 million at September 30, 2012, cash and cash equivalents held in foreign countries were $43.5 million, of which $41.5 million was held in the subsidiaries’ local currency. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on current expectations, management believes that existing cash balances, operating cash flows and the new Credit Facilities will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Long-term Debt and Credit Facility Activity
New Credit Agreement – On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335.0 million senior secured term loan and a $145.0 million senior secured revolving credit facility, with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of 1.00%. The Credit Facilities mature on February 15, 2017.
Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that it is loaned by banks outside the U.S. in U.S. currency. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 7.00%, respectively, as of September 30, 2012. The Term Loan due 2017 requires quarterly fixed principal payments of $837,500.
The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, among other things and subject to certain significant exceptions: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default.
Issuance of 11.75% Senior Notes – Also on July 12, 2012, the Company completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same guarantors that guarantee the Company’s existing 9.5% Senior Notes. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.
Retirement of Term Loan due 2014 and Termination of Commitments Under Existing Revolving Credit Facilities – The Company used a portion of the proceeds from the issuance of the Term Loan due 2017 and 11.75% Senior Notes to retire the Term Loan due 2014 and repay indebtedness outstanding under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. Upon the retirement of the existing Term Loan due 2014 and termination of all commitments under the existing revolving credit facilities, the Company wrote-off $2.4 million of unamortized debt issuance costs, which are classified in Loss on extinguishment of debt in the consolidated statements of operations for the three and nine months ended September 30, 2012.

Following the July 2012 refinancing activity discussed above, below is an updated security table for our borrowings.
Security for Borrowings

Respective borrowings secured by(1):
	United States /Canada /Cayman Islands / Mexico /Germany /Luxembourg		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets

Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (except second- priority lien on certain PP&E)
Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at our Portuguese and Dutch subsidiaries are not secured under any of our borrowings.

(2)	The collateral is being released gradually with the payment of each installment, first personal property and then real estate.

For a detailed discussion of our borrowings that existed at December 31, 2011, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2011.
Revolving Loan Facility Activity
Of the $145.0 million of borrowing capacity, we had borrowed $32.8 million as of September 30, 2012, leaving $112.2 million of availability. Our Revolving Loan Facility activity from July 12, 2012 through September 30, 2012 was as follows:

	Amount	Weighted-average interest rate
	(dollars in thousands)
Amount outstanding at September 30, 2012	$32,800	7.00%
Average amount outstanding from July 12, 2012 through September 30, 2012	34,361	7.00%
Maximum amount outstanding from July 12, 2012 through September 30, 2012	83,700	7.00%

The maximum amount outstanding included a $40.2 million temporary draw needed for intercompany transactions.

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012	2011
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$11,339	$7,084
Investing activities	(196,979)	(82,892)
Financing activities	199,447	44,717
Effect of exchange rates on cash and cash equivalents	2,858	(882)
Net increase (decrease) in cash and cash equivalents	$16,665	$(31,973)
Cash and cash equivalents, beginning of period	27,663	53,880
Cash and cash equivalents, end of period	$44,328	$21,907
Operating Activities
Cash flow from operating activities increased in the first nine months of 2012 as compared to the same period in 2011 primarily due to changes in working capital.
Investing Activities
Investing cash outflows increased $114.1 million primarily due to the purchase of Lankhorst on July 12, 2012. The cash purchase price for Lankhorst was $169.2 million versus $51.8 million for Drumet in July 2011, using exchange rates at each respective closing. Capital expenditures totaled approximately $26.7 million and $14.2 million for the nine months ended September 30, 2012 and 2011, respectively. In the first nine months of 2011, we made a $15.0 million investment in the China JV pursuant to the Capital Increase Agreement, which provided for a capital contribution in exchange for an increase in the Company’s ownership interest in the China JV from 51% to 65%.

Financing Activities
Cash flows provided by financing activities increased $154.4 million for the nine months ended September 30, 2012 compared to the same period in 2011. In July 2012, the Company received $194.6 million in proceeds from the Term Loan due 2017 and 11.75% Senior Notes issuances, net of the retirement of senior secured credit facilities, Lankhorst's assumed debt and debt issuance costs. Proceeds received from the $150.0 million debt offering in June 2011, net of prepayment of a portion of the Term Loan and fees related to the issuance and amendments to other credit agreements, were $14.3 million. The net cash inflow for the nine months ended September 2012, was offset by a cash outflow of $14.1 million related to the repurchase of Company stock, two installment payments totaling $9.4 million related to the July 18, 2011 acquisition of Drumet and principal payments of $5.1 million, which included a $4.5 million payment on debt acquired with the purchase of Drumet.
Off-Balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Contractual Obligations and Commitments
The following table provides information regarding our contractual obligations and commitments as of September 30, 2012. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rate in effect as of September 30, 2012.
We believe we will be able to fund these obligations through cash generated from our operations, available credit facilities, refinancing or changes to our capital structure. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(dollars in thousands)
Long-term debt (1)	$904,740	$9,255	$12,643	$11,843	$3,444	$3,444	$864,111
Interest on long-term debt (2)	340,878	29,159	72,339	72,138	71,937	71,736	23,569
Capital lease obligations	6,591	636	2,313	1,056	1,806	258	522
Operating lease obligations	26,086	1,838	7,834	5,285	4,514	3,078	3,537
Pension & postemployment benefits	4,278	97	376	409	406	432	2,558
Total contractual obligations	$1,282,573	$40,985	$95,505	$90,731	$82,107	$78,948	$894,297

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

(2)
Amounts include contractual interest payments using the interest rates as of September 30, 2012 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.

Income Taxes - Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. At September 30, 2012, unrecognized tax benefits of $19.8 million were classified on our consolidated balance sheet in Other noncurrent accrued liabilities and Noncurrent deferred income tax liabilities. We do not expect to make significant payments on these liabilities within the next year. For further information, see Note 12—“Income Taxes” to the unaudited interim consolidated financial statements contained in this quarterly report.

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
Other than as discussed below, there was no material change during the nine months ended September 30, 2012 from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the annual report on Form 10-K for the year ended December 31, 2011.
Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars. The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations, primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, Polish złoty or Mexican peso. At September 30, 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $523.4 million. For the three months ended September 30, 2012, we recognized unrealized foreign currency exchange gains of$22.8 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $37.2 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $6.5 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $9.5 million. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this assessment, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012 because of a material weakness in the operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have sufficient review and control with respect to the complete and accurate recording of our income tax provision related to the evaluation of certain non-routine transactions and their impact on the valuation allowance provided for certain deferred income taxes. Senior management is in the process of developing a remediation plan with the oversight of the audit committee.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the material weakness discussed above, during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
For information related to the Company’s legal proceedings, refer to Note 14—"Contingencies" under Part I, Item 1 of this quarterly report.

ITEM 1.A	Risk Factors
There were no material changes during 2012 to the Risk Factors disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2011, except for the risk factors described below.
We are an emerging growth company and our election to delay compliance with new or revised accounting standards applicable to reporting companies may result in our financial statements not being comparable to those of other reporting companies, and we also are entitled to utilize other scaled disclosure and governance requirements applicable to emerging growth companies.
We are an emerging growth company as defined in the JOBS Act, and we intend to utilize certain exemptions from various reporting requirements that are applicable to other reporting companies that are not emerging growth companies. An emerging growth company may take advantage of some or all of the scaled disclosure provisions that are applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies and reduced disclosure about executive compensation arrangements. The Company is electing to take advantage of the extended transition period for complying with new or revised accounting standards until the Company (i) no longer qualifies as an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other reporting companies. The Company is in the process of evaluating the benefits of relying on other exemptions and scaled disclosure provisions provided by the JOBS Act to emerging growth companies. We cannot predict if investors will find our debt securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. The Company will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more or (ii) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the previous three-year period.

Our reported financial condition and results of operations are subject to exchange rate fluctuations, which will make it more difficult to predict our financial results.
Our reported financial condition and results of operations are reported in multiple currencies, which currently include the euro, the Mexican peso and the Polish złoty, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against the euro, the Mexican peso and the Polish złoty will have a negative impact on our reported net sales and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on reported net sales and operating income. Additionally, foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, the Mexico peso or the Polish złoty impact the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations. As a result of the Lankhorst acquisition, the exposure to fluctuations in the euro will be greater. We do not expect to use derivative financial instruments to mitigate this translation effect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.01 per share, during the three-month period ended September 30, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—		—	—	—
Aug. 1, 2012 to Aug. 31, 2012	48,023	(1)	$294.18	—	—
Sept. 1, 2012 to Sept. 30, 2012	—		—	—	—
Total	48,023		$294.18	—	—

(1) This repurchase was pursuant to board of director approval in order to incentivise and retain the management team as contemplated in the Stockholders' Agreement dated as of February 8, 2007.

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

10.2
Note Purchase Agreement dated July 12, 2012, related to the issuance of 11.75% Senior Notes due May 15, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 16, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.2.

10.3(a)
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer, filed as Exhibit 10.1(a) to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.3(a).

10.3(b)
Amendment to the Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer, including CEO Bonus Plan for Fiscal Year 2012 and Beyond, filed as Exhibit 10.1(b) to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.3(b).

10.4
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Eric Bruder, filed as Exhibit 10.2 to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.4.

10.5
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and J. Keith McKinnish, filed as Exhibit 10.3 to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.5.

10.6
WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan as adopted on December 29, 2008 and amended on November 9, 2011, filed as Exhibit 10.4(a) to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.6.

10.7
Form of Option Award Agreement under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan, filed as Exhibit 10.4(b) to the Company's current report on Form 8-K, filed on October 2, 2012 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.7.

Exhibit No.	Description of Exhibits Filed with this Report

10.8(a)
Supplemental Indenture dated as of July 12, 2012, between WireCo WorldGroup Inc., WireCo Dutch Acquisition B.V., the new guarantor, and U.S. Bank National Association, as trustee, amending the Indenture dated as of May 19, 2010.

10.8(b)
Supplemental Indenture dated as of September 7, 2012, between WireCo WorldGroup Inc., the Guarantors and U.S. Bank National Association, as trustee, adding the Mexican subsidiaries as guarantors to the Indenture dated May 19, 2010.

10.9
Amendment to Note Purchase Agreement dated as of September 7, 2012, between WireCoWorldGroup Inc.,the Mexican subsidiaries, as new guarantors, and the Purchasers, adding the Mexican subsidiaries as guarantors of the 11.75% Senior Notes.

10.10(a)
The First Amendment to Credit Agreement dated as of August 9, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, with reference to the Credit Agreement dated July 12, 2012.

10.10(b)
Supplement No. 1 dated as of September 7, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding the Mexican subsidiaries as guarantors to the Credit Agreement dated July 12, 2012.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from WireCo WorldGroup (Cayman) Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (vi) the Notes to Consolidated Financial Statements and (vii) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.

Dated:	November 14, 2012	By:	/s/ J. Keith McKinnish
J. Keith McKinnish
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	November 14, 2012	By:	/s/ Beth Armstrong
Beth Armstrong
Vice President and Chief Accounting Officer
(Principal Accounting Officer)