Form 10-K
period 2012-12-31
WireCo WorldGroup Inc.
filed 2013-03-29
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-174896

WireCo WorldGroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0061302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12200 NW Ambassador Drive Kansas City, Missouri	64163
(Address of registrant's executive offices)	(Zip Code)
(816) 270-4700
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of March 15, 2013 the Registrant had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

WireCo WorldGroup Inc.
Annual Report
For the year ended December 31, 2012

Cautionary Information Regarding Forward-Looking Statements
The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general.
These forward-looking statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, capital expenditures and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Such differences could be caused by a number of factors or combination of factors including, but not limited to, the factors identified below and those discussed in Item 1A, Risk Factors, of this annual report. Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the general economic conditions in markets and countries where we have operations;

•	our ability to meet quality standards;

•	risks associated with our manufacturing activities;

•	the competitive environment in the which we operate;

•	changes in the availability or cost of raw materials, energy and labor;

•	foreign currency exchange rate fluctuations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	violations of laws and regulations;

•	our ability to develop and maintain competitive advantages;

•	our ability to successfully execute and integrate acquisitions;

•	breach in technology;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	the impact of safety issues and changes in safety laws and regulations;

•	our ability to implement and maintain sufficient internal controls;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	our significant indebtedness;

•	covenant restrictions; and

•	the interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes.

Any forward-looking statements that we make in this annual report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Our Organization
The diagram below illustrates our current corporate structure at December 31, 2012, including WireCo WorldGroup Inc., the issuer of the 9.5% Senior Notes due 2017, the Guarantors, and non-Guarantors designated by the shaded boxes. WireCo WorldGroup (Cayman) Inc. ("WireCo" or the "Company") indirectly owns 100% of the voting common stock of WireCo WorldGroup Inc. and all of the subsidiaries guaranteeing the 9.5% Senior Notes. For a list of our subsidiaries, refer to Exhibit 21. Percentages represent the respective portion of consolidated WireCo WorldGroup (Cayman) Inc. net sales for the year ended December 31, 2012, and assets at December 31, 2012, with WireCo WorldGroup Inc. retaining the majority of the remainder of net sales and assets.

(1)
This entity is 85% beneficially owned by Paine & Partners Fund III, of which Paine & Partners, LLC ("Paine & Partners") is the manager, and 12% beneficially owned by our executive officers and directors with the remaining 3% held by other members of management.

(2)	Certain current and former members of management beneficially own 3.3% of the non-voting common stock of U.S. Holdings, reflected as non-controlling interests.

(3)	We consolidate our 80% ownership interest in Lankhorst Euronete (Brazil) - Industria e Comercio Ltda. The remaining 20% is reflected as non-controlling interests.

(4)	For subsidiaries in which the Company does not have a controlling interest, we account for our respective ownership interests as equity method investments.

Subsequent to December 31, 2012, Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, operating entities, which were non-guarantors, became guarantors. The percentage of sales and assets that transferred from the non-guarantor to guarantor pool was 4% and 1%, respectively.

PART I

Item 1.Business

INTRODUCTION
As permitted by the rules and regulations of the SEC, references herein to “WireCo,” the “Company,” “we,” “our” or “us” refer to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. WireCo WorldGroup (Cayman) Inc. is an exempted company incorporated under the laws of the Cayman Islands in 2008. The financial information included in Item 6, Item 7 and Item 8 of Part II of this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., and contain certain footnote disclosures regarding the financial information of WireCo WorldGroup (Cayman) Inc. and certain of its wholly-owned subsidiaries that guarantee, subject to customary release provisions, substantially all of the outstanding indebtedness of WireCo WorldGroup Inc.

COMPANY OVERVIEW
WireCo is one of the world's largest manufacturers of steel and synthetic lifting products, servicing a diverse range of end markets, geographies and customers with multiple product offerings. We manufacture high-performance steel and synthetic rope, electromechanical cable (“EMC”), fabricated products, specialty steel wire, synthetic yarns and engineered products. Our highly engineered, specialized ropes are mission critical equipment components used in heavy lifting, pulling, mooring, supporting and suspension applications. We are a leader in the high performance segment of the market where quality and reliability of our products is of the utmost importance to our customers as our products limit exposure to costly unplanned operational disruptions and downtime. The consumable nature of our products and rigid replacement cycles result in a recurring revenue base over time. Our highly engineered and specialized products are marketed under well-known brands such as Union™, CASAR®, Lankhorst®, Camesa®, Euronete™, Oliveira™, MacWhyte®, Phillystran®, Drumet™ and Wireline Works™. We maintain a comprehensive product portfolio across diverse end markets we serve, including oil and gas (both offshore and onshore), mining, infrastructure, crane, fishing, marine and other general industrial end markets.
Our global manufacturing footprint of 25 facilities, which includes our majority owned location in Brazil and our joint ventures in China, India and Greece, is supplemented by a global network of company-owned distribution facilities, consignment centers and distributor partnerships and sales offices worldwide. We are vertically integrated and manufacture the majority of the wire, fibers and cores we use in our ropes. Controlling certain raw materials is a significant advantage in terms of quality, manufacturing flexibility and cost. We have global capacity to annually produce approximately 358,000 tons of wire and approximately 296,000 tons of rope and yarns. For financial information about our operations in geographic areas, refer to Note 18—“Segment Reporting” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

OUR ACQUISITION HISTORY
As part of our acquisition growth strategy, we pursue acquisitions that expand our geographic presence and complement our product portfolio and end market applications. The timeline below includes the eight acquisitions we have made over the past eight years. Our acquisitions have enhanced our leadership position by creating new growth opportunities and served to diversify and increase end market penetration.

Most recently, we acquired Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”) on July 12, 2012. Lankhorst primarily manufactures value-added synthetic rope, yarns and engineered products marketed under the Euronete and Lankhorst brands primarily serving applications for offshore oil and gas, fishing, marine and other industrial markets. Lankhorst has manufacturing operations, including joint ventures, in Portugal, the Netherlands, Brazil, Germany, France, India and Greece. With the acquisition of Lankhorst, we became one of the largest, most diverse producers of both steel and synthetic lifting products in the world. Additionally, the acquisition provided us with advanced synthetic rope products and technical expertise, continued to diversify our business mix by end market, geography, product and brand and expanded our global manufacturing, distribution and sales footprint. We consider Lankhorst to be the global technical leader in synthetic ropes, holding numerous patents. With this acquisition, we have increased our presence in emerging markets, primarily Brazil, the Pacific Rim and the Middle East, and enhanced our growth profile with higher penetration and additional product offerings in offshore oil and gas markets.

SEGMENT REPORTING
We have one reportable segment entitled Lifting Products that includes: steel and synthetic ropes, EMC, fabricated products, specialty steel wire and synthetic yarns. The engineered products division could not be aggregated with the Lifting Products reportable segment and did not qualify as a separate reportable segment. Refer to Note 18—“Segment Reporting” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for additional information on our operating segments and selected financial data for this reportable segment.

OUR PRODUCTS
Our comprehensive and technically advanced product portfolio includes: steel rope, synthetic rope, EMC, fabricated products, specialty steel wire, synthetic yarns and engineered products. Below is a table, which summarize each product's contribution as a percentage to our consolidated net sales during 2012, 2011 and 2010.

	2012 Sales*	2011 Sales	2010 Sales
Steel Rope	48%	59%	62%
Synthetic Rope	14%	6%	4%
EMC	6%	7%	9%
Fabricated Products	5%	7%	5%
Specialty Steel Wire	20%	21%	20%
Synthetic Yarns	1%	0%	0%
Lifting Products Segment	94%	100%	100%
Engineered Products	6%	0%	0%
* The 2012 results reflect partial year activity for the acquisition of Lankhorst.
Our consolidated net sales for the year ended December 31, 2012 consisted of 48% steel rope and 14% synthetic rope; however, pro forma sales for the Lankhorst acquisition would have consisted of 40% steel rope and 19% synthetic rope.

Steel Rope

Steel rope consists of a group of high-carbon steel wire strands helically and symmetrically twisted and “closed” together around a central core. Steel rope can range from small specialty rope of 1/16th of an inch to large mining ropes of up to five inches in diameter.
We produce both highly engineered specialty products and general purpose steel rope suitable for a variety of uses, such as drill lines, mining ropes, cranes, mooring lines, bridges and logging. Major applications of these highly engineered products involve oil and gas exploration, mineral mining, fishing, construction and heavy industry (e.g., cranes). Our steel rope products are sold under CASAR®, MacWhyte®, Union™, Camesa®, Oliveira™, Drumet™ and Lankhorst® brand names.

Synthetic Rope
Synthetic ropes are high tenacity fiber ropes, strands, braids and strength members made from fibers such as Kevlar®, Dyneema®, Twaron®, Technora® (all registered trademarks are owned by their respective owners) and our own proprietary formulations. This product is unique in that it has the strength characteristics of steel rope but weighs significantly less. Synthetic ropes are primarily used in maritime applications such as offshore oil and gas, shipping, fishing and other industries that require specific operating strength, buoyancy, corrosion resistance or weight tolerance characteristics beyond wire rope. These include mooring lines, fishing ropes, fishing nets, life and winch lines, structural and support lines, boat rigging, power cables and broadcast tower guy cables. For certain applications, fiber ropes offer attractive physical characteristics compared to steel. Although fiber has comparative strength features, it is known to have greater flexibility and lighter weight which allows submersion to approximately 10,000 meters, allowing far greater depth reach with virtually no increase in weight. Synthetic products have become critical in the offshore oil and gas markets as greater drilling depths have made steel ropes impractical and obsolete due to the weight of the steel rope. We have pioneered the development of new products which combine the use of steel wire ropes with high-strength synthetic components that improve the strength to weight ratio in the finished product. The synthetic rope product line is sold under the Lankhorst®, Euronete™, Phillystran® and Oliveira™ brand names.

Electromechanical Cable ("EMC")
EMC is a highly engineered, customized electrical power and electrical signal transmission cable that is armored with high-carbon steel wire or special metal alloys, providing protection for the electrical conductors inside and various mechanical performance properties. Our EMC product is used in the oil and gas exploration industry and provides a link to the surface from underground instrumentation. The cable not only transmits data but also acts as a strength member for the insertion and removal of the geophysical tools used for data-logging and perforating oil and gas wells. EMC is marketed under the Camesa® and Wireline Works™ brands.

Fabricated Products
Fabricated products are steel ropes with a wide variety of fittings attached at the ends, ranging from hooks, studs or sockets to highly specialized fittings produced to customer specifications. Our products include bridge rope, spiral strand, locked coil and custom assemblies sold into suspension and lift bridges along with dam lifting gate applications around the world. We are also a leading manufacturer of engineered Original Equipment Manufacturer ("OEM") fabricated products, supplying the crane, automotive, amusement ride, mining, industrial, petroleum, aerospace and military markets. Our product line spans a wide range of specialty assemblies including parachute cables on NASA’s latest spacecraft, "Orion", to the iconic Manhattan Bridge all the way to the Three Gorges Dam in mainland China These products, sold under the MacWhyte®, CASAR® and Union™ brand names, are custom designed and often have longer lead times compared to our other products.

Specialty Steel Wire
We are a leading producer of specialty steel wire used for infrastructure applications and general industrial end markets. These high-quality wire products, such as spring wire, PC strand, tire bead, hard drawn wire, steel wire band and guy strands are manufactured for a wide variety of uses in a broad range of industries. For example, the wire products are used in furniture, mattress springs, screens, augers, car and truck tires, construction, air conditioning, fencing and tensioning applications. The PC strand serves as a strengthening member in concrete used in bridges, road projects and commercial construction. Steel wire band is used to manufacture staples for various industries and guy strand is used in the telecommunications industry. WireCo also manufactures high-carbon steel wire for use in the production of its own steel ropes and EMC products. These products are sold under the Camesa® and Drumet™ brands.

Synthetic Yarns
We produce yarns based on a wide range of polyethylene and/or polypropylene materials, polyamide, polyester, aramide, ultra high modulus polyethylene and proprietary formulations to be processed by various technologies into products sold into the market. Yarns are used in a variety of end market applications including geotextiles, horticulture, agriculture, cables, concrete reinforcement, synthetic grass, flexible intermediate bulk containers, sewing yarns, electrical fencing, monofilaments, anti-ballistics, luggage, sports products, general industrial usage and synthetic ropes.  The Company also manufactures synthetic yarns based on a wide range of polypropylene, polyethylene and polylactic acid polymers for use in the production of its own synthetic ropes.

Engineered Products
We are a leading producer of engineered plastic moldings and sheets serving a broad range of applications including offshore, infrastructure, building and general industrial. These products are primarily made from purchased and recycled plastic materials and are custom designed to meet specific customer requirements. Engineered products have a very low maintenance cost, long useful life, are high impact resistant and perform in extreme temperature conditions. In many cases, these products are used as a substitute to steel, concrete or wood alternatives due to their performance characteristics, total cost of ownership and their unique engineered design.

OUR INDUSTRY
The industry in which we operate consists primarily of highly engineered steel ropes, synthetic ropes and EMC, as well as more general purpose industrial ropes and specialty steel wire. Ropes serve a variety of end markets such as oil and gas (both offshore and onshore), mining, infrastructure, crane, fishing, marine, and general industrial, which require customized products capable of withstanding extremely heavy loads and harsh operating environments with specific quality, durability, weight, functionality and performance capabilities. Given the intensity of rope usage in heavy lifting, pulling, mooring, supporting and suspension applications and their consumable nature, they are subject to strict inspection and removal criteria, necessitating frequent replacement. As a result, the aftermarket represents a significant portion of highly engineered rope sales.
The following provides a detailed description regarding uses of our products by some of our end markets and the growth drivers impacting respective key industry end markets:

Oil and Gas
Steel and synthetic ropes are used throughout the oil and gas industry from exploration to production. Demand for steel and synthetic rope products (such as drill lines, sand lines and tubing lines) is dependent on global energy demand and drilling activity. The ever-increasing challenges in extracting these scarce resources creates higher long-term demand for our products due to additional drilling, deeper depths, required technological advances, more abrasive environments and tougher conditions.  According to Baker Hughes, the international active rig count decreased from 3,612 as of December 2011 to 3,390 as of December 2012, representing a decrease of 6%.  The North American rig count decreased by 295 rigs, while the foreign rig count increased by 73 rigs.  In 2013, Baker Hughes forecasts developed markets will increase their onshore rig count by 2%, while emerging markets will increase by 11% primarily due to the capital investment in oil projects by region.  Increases or decreases in rig count has an impact on demand for our products in the short-term. Brazil is one of the largest offshore markets in the world.  We have a dedicated offshore oil and gas production facility in Brazil, an important competitive advantage when participating in this large and growing market. In February 2013, the Brazilian government announced that it will auction exploration and production oil and gas rights according to Sidley Austin LLP.  Brazil has not completed an oil and gas rights auction since 2008, but it is poised to engage in three significant auctions in 2013.

Mining
Steel ropes are used for various operating applications, primarily in surface and deep shaft mining for minerals, base and precious metals. The mining industry is marked by long-term growth trends and historically stable production. As a result, the aftermarket for parts and servicing of mining equipment tends to be relatively stable. The high fixed costs and lower variable costs associated with operating a mine help contribute to a decreased likelihood of a shutdown once a mine is opened. Our products are primarily consumable working ropes for mining operations tied to production output. As long as the mine is in operation, there is a steady demand for our products. Mines typically operate 24 hours per day, seven days per week, due to the high costs associated with any downtime. Due to the severe wear-and-tear that steel ropes endure in surface mining operations, they typically need to be replaced every two to nine months depending on the application and operating environment. We have a strong presence in the North American mining market and we are increasing our market share internationally through our expanded international sales force in emerging markets, such as the Former Soviet Union, Mongolia, Africa and China, and established mining markets, such as South America and Australia. The Economist reports that Mongolia is on the frontier of global mining with over 3,000 mining licenses issued for copper, coal, gold, silver, uranium and molybdenum. More than 80% of its exports are minerals, a proportion expected to rise in a few years to 95%. According to Mining Weekly, Kibali Mine, Africa's largest mine that is expected to contain over 10 million ounces of gold, is expected to open in 2013. The cost of phase one of the Kibali project is estimated at $920 million before provisions, contingencies and escalation.

Infrastructure
We manufacture steel rope products that are used in various structures; the most common being bridges, stadiums and other cable supported structures. These products are used to attach and support the roadways, roof and structural portions of the structure. Our wire products are commonly used as concrete reinforcement for infrastructure projects. Demand for these products is determined by the following factors: the need to retro-fit existing bridges due to age, tax revenues, and general economic conditions. The State Departments of Transportation and the Federal Highway Administration within the United States and Transportation Ministries in our foreign locations provide funds for certain infrastructure projects. In emerging markets, such as Asia, Africa, Eurasia, India and South America, there is higher demand for new structures rather than retrofitting old ones. According to McKinsey Global Institute, it is predicted that global spend on infrastructure projects between 2013 and 2030 will range from $57 trillion to $67 trillion, for road, power grid, water provision and telecom network projects.

Crane
Steel ropes are a critical component of infrastructure applications and are used by cranes and other heavy machinery employed in commercial construction for repair and maintenance of buildings, manufacturing facilities, bridges and other infrastructure assets, as well as material handling at port, railway facilities, oil and gas rigs and on working boats.  The crane rope market consists of both OEMs tied to new crane build annually and a much larger global market of end users of cranes.  Crane ropes are a consumable working component of cranes that require replacement every 6-36 months depending on cycle counts, working conditions and operator experience.  Growth in this market is predominantly driven by global macroeconomic and demographic trends, including economic activity, global trade and transportation activity, population growth, urbanization and aging infrastructure throughout the world.  According to the United Nations, global population is currently 7 billion people, growing by approximately 50 million people each year.  Global population is predicted to reach 8.3 billion by 2030 and 9.1 billion by 2050, with most growth expected to occur in emerging economies.  This population growth will generate long-term global demand for infrastructure and commodities, which require utilization of crane ropes.  In the short-term, global GDP growth in 2013 is expected to be 3% according to World Bank, which provides stable global conditions for our crane ropes.  While we have global distribution of crane ropes, our largest market for cranes is in Europe which, has been impacted by the slow economic conditions in the region.  European gross domestic product is expected to remain slow overall in 2013 with limited to no GDP growth; however, modest growth is expected in 2014.  TechNavio's analysts forecast the global crane market to grow at a 7% compound annual growth rate over the period 2013-2016.  According to this report, the increase in the civil engineering and construction activities in the Asia Pacific region is one of the major factors driving the growth.

Fishing
The fishing industry encompasses applications that use steel wire and synthetic wire ropes, twines and netting for fishing and other related equipment. We are a leading global supplier of these products to the fishing industry with distribution across Europe, Asia,

Australia, South America, Africa and North America. This end market is directly correlated to wild catch fishing permits, fish farming production and fish prices, which impact the supply and level of activity in the fishing industry. Our products are consumable working ropes and nets for fishing vessels and fish farms, which need to be replaced every 12-24 months based on level of activity in order to protect valuable fish catches or production. The wild catch industry is also impacted by petroleum prices as diesel fuel is the highest operating cost for fishing vessels. The fish farming industry is rapidly growing, particularly in South America, one of the largest and fastest growing fish farming markets in the world. We have a strong market presence in the South American industry and are benefiting from the increase in fish farming in the region. According to Frost and Sullivan, global fish production is expected to increase 2.7% between 2011 and 2014, with the Asia Pacific region expected to grow 3.7% during that same time period. Asia is the largest fish production region in the world due to its demand for seafood consumption. We are pursuing growth in the Asian fishing markets through our expanded sales force in the region.

Marine
Steel and synthetic ropes are used for various maritime operating applications including mooring, tugging, lifting and anchoring.  Marine end market applications include cargo, container and tanker vessels for shipping product globally as well as working boats, tug boats, dredging boats, drilling ships, building ships, cruise ships and navies.  The largest market segment for the maritime industry is related to shipping demand, which is tied to global economic activity and trade.  The economic slowdown over the last few years has negatively impacted the shipping industry; however, the International Monetary Fund expects global trade will increase 5.6% in 2013.  Furthermore, global fleet count is expected to increase 5.5% in 2013.  The increase in shipping and overall marine activity is a positive trend for WireCo's working and mooring rope products, which have a useful life and need to be replaced every 12-36 months.

General Industrial
General industrial encompasses industrial applications that use general purpose steel rope or specialty steel wire in various end markets, including construction, transportation, defense, automotive, agriculture and logging. These end markets tend to be directly correlated to general economic activity and output given the breadth of applications included. According to the International Monetary Fund, global growth is projected to increase during 2013, as the factors underlying weak global activity are expected to subside.

OUR BUSINESS ACTIVITIES
Manufacturing
We operate 25 manufacturing facilities, which include our joint ventures, located in North America, South America, Europe and Asia.
A depiction of our global manufacturing footprint is below:

North America	South America	Europe			Asia

United States (7)	Brazil (1)	France (1)	Germany (2)	Greece (1) (Joint Venture)	China (1) (Joint Venture)	India (1) (Joint Venture)

Mexico (2)		Netherlands (2)	Poland (1)	Portugal (6)

Sales, Marketing and Distribution
Complementing our global manufacturing footprint is a global sales force of over 175 individuals consisting of regional sales managers and application or end market specialists.  To enhance our overall level of service to our customers, we have an extensive engineering and R&D organization that is actively involved in developing innovative products for our customers, leading technical training seminars surrounding our products and working in the field with customers to maximize product performance. The Company services its customers through a global network of 22 owned distribution centers, consignment centers and distributor partnerships in order to provide fast delivery, short lead-times, consistent product supply and high quality customer service.

Customers
Our key customers include distributors, OEMs and end users of our products in the various industries we serve. Due to our diversified customer base, our top ten customers only accounted for approximately 20% and 23% of our net sales in 2012 and 2011, respectively, and our largest customer accounted for less than 5% and 6% of net sales in 2012 and 2011, respectively.

Raw Materials and Suppliers
The main raw materials that we use to manufacture our products are high-carbon steel rod, polymers and synthetic fibers. We purchase high-carbon steel rod from a number of U.S., Mexican and other foreign suppliers. We purchase polymers, such as polypropylene and polyethylene, and synthetic fibers, such as polyester and polyamide (nylon) and high tenacity synthetic fibers, such as Dyneema®, from a number of suppliers located in the U.S., Europe, China, Japan, Brazil and other foreign countries. These raw materials are purchased at regular intervals, usually on a monthly or quarterly basis, depending on pricing and market conditions.

Product Development
Our product engineering team incorporates both research and development ("R&D") and technical service engineers located globally. The product engineering team along with members in the sales, finance, quality assurance and manufacturing operations contribute to product development efforts. The product engineering team responsibilities include product training and product evaluation performance at customer locations, as well as, various quality assurance activities.
We have increased our number of engineers, R&D specialists and metallurgists by over 20% globally with the recent acquisition of Lankhorst. We believe our R&D initiatives have enhanced our reputation as one of the leading product innovators in the industries that we serve. Demand for the products developed in previous years, continues to increase as our customers recognize the added value to their respective business. In 2012, we introduced eleven new products to the diverse global industries that we serve. These new products have been included in our already extensive and highly engineered product portfolio. Our strategy is to continue to build on our history of innovation and technological expertise while bringing new, highly engineered products to market. We plan to increase the introduction of new products in 2013 with the recent expansion of the product development team. Lankhorst brings to WireCo a wealth of technological expertise, more than doubling the number of patents we own.
Based on our review of related costs, we estimate our cost of research and development to be less than $2.5 million in each of the past three years.

INTELLECTUAL PROPERTY
We rely on patents, trademarks, trade secrets and other intellectual property laws and strategies to protect our proprietary rights. We own numerous patents and patent applications worldwide.  We regularly file patent applications and obtain issued patents resulting from our research and development activities.  Although we use patented inventions throughout our product portfolio, our business is not substantially dependent on any single patent or group of patents. We have a significant number of trademarks covering our company names and material brands. These trademarks include WireCo® WorldGroup, Union™, CASAR®, Lankhorst®, Camesa®, Euronete™, Oliveira™, MacWhyte®, Phillystran®, Drumet™, Wireline Works™, U.S. Reel™ and Union International™. In addition, we have trademarks registered in the U.S. and some foreign countries to protect our specific “marker strand” designs, which, consistent with market practice, designate our steel rope products as well as various product trade names. We have also trademarked our orange-colored plastic coating used to enhance the performance of our steel rope product lines.

COMPETITION
We produce and sell a wide range of products and compete with manufacturers of similar products globally. We generally compete on the basis of product performance, sales and technical service support and price. The Company's competitors in the steel rope market include other global well-capitalized wire rope manufacturers such as KISWIRE Co. Ltd., Bridon International Ltd. and Usha Martin Ltd., as well as local and specialized steel rope manufacturers. Our major competitors in the synthetic rope sector include Cortland Cable Co., Bexco Ropes B.V., Samson Rope Technologies, Lupatech S.A. and CSL, as well as many local and specialized synthetic rope manufacturers. In the EMC sector, we compete with Rochester Corporation and other vertically integrated companies which produce EMC solely for internal use. Our main competitors in the specialty steel wire sector include Bekaert S.A. and DeAcero S.A. de C.V. Our engineered products division competes in niche markets with a wide variety of specialized producers of plastic solutions, as well as large producers of steel, concrete and wood alternatives.

Competitive Strengths
Our competitive strengths include: a global leadership position resulting from our diverse product offerings; global manufacturing footprint combined with local distribution for improved delivery times; quality standards made possible through advanced technical and manufacturing expertise; diversity of end markets, geographies and products; experienced management team that has an average of 23 years of experience; and our ability to integrate add-on acquisitions to better meet the needs of our global customer base across multiple end market applications. We have also demonstrated an ability to deliver favorable operating results throughout economic cycles by reacting quickly and closely managing our cost position, production optimization and distribution rationalization.

REGULATION
Safety
Our facilities and operations are subject to, among other laws and regulations, comprehensive occupational health and safety laws and regulations. Numerous national and local government agencies in a number of countries regulate our manufacturing operations to protect the health of workers, prevent workplace injuries and illnesses and save lives. The Occupational Safety and Health Administration is the primary regulator in the United States. The Secretariat of Labor and Social Welfare issues the regulations on health and safety in the workplace in Mexico. The European Agency for Safety and Health at Work is the regulator in Germany, Portugal, France, the Netherlands and Poland. Our facilities are subject to investigation by these regulators without advance notice. Our regulators have not identified any material deficiencies or situations that could have a material impact on our operations.

Environmental Matters
Our business operations and facilities are subject to a number of laws and regulations, which govern the discharge of pollutants and hazardous substances into the air and water, the handling, storage, use and disposal of such materials and remediation of contaminated sites. Operations at our facilities include transforming steel rods and wire into steel rope or cable, which can produce wastewater, spent acid and petroleum waste. The transformation of polymers and synthetic fibers into fiber strand and fiber rope does not produce waste. We also store certain petroleum products and hazardous substances that we use in our operations. Due to the nature of these activities, our facilities are subject to routine inspection by regulators. Our regulators have not identified any material deficiencies or situations that could have a material impact on our operations.

Quality Certifications
We believe we are the only global rope manufacturer that is QPL and API certified, registered to ISO 9001:2000 and AS-9100 quality systems. The Qualified Products List (“QPL”) 83420 certification, granted by the Defense Logistics Agency of the U.S. government, provides us with the ability to produce and supply aircraft control cables for various aircraft manufacturers, including Boeing, Raytheon, Cessna and the U.S. government. Certain of our facilities in the U.S., Mexico and Europe provide products to the petroleum industry and are also certified to “API 9A”. This API certification is granted by the American Petroleum Institute (“API”) and relates to quality and performance standards for oilfield products. Our API certifications assure our customers that we have a quality control system and that our products are approved in accordance with API performance standards. Because of the high risk environment inherent in our customers' industries, many insurance providers require petroleum companies to only purchase products that are produced from a supplier certified by API and carries the API logo. WireCo currently has seven manufacturing plants certified to the API standard and is anticipating an eighth plant in Rosenberg, Texas to become certified in the second quarter of 2013. ISO 9001 is an international standard certification granted by the International Organization for Standardization (“ISO”) that confirms a supplier can consistently provide goods and services that meet client needs and expectations and comply with applicable regulations. We also hold a certification to AS9100, which relates specifically to the Aerospace and aircraft industry.
We hold Center for Engineering (“CFE”) certifications for products produced at our facilities in Mexico. CFE certifications are granted by the Mexican federal government and authorize an industrial manufacturer to supply industrial products. Specific customers also certify us as qualified and approved suppliers. We are certified by many of the largest manufacturers in the world, including PEMEX, Boeing, Cessna, Goodrich, Caterpillar, Grove and Oshkosh Truck. We are certified by Lloyd's Register Quality Assurance, Inc. for the products produced at our St. Joseph and Sedalia locations in Missouri. The Lloyd's Register Group is an independent risk-management organization providing risk assessment and mitigation services and management systems certification. We are certified by Germanischer Lloyd SE for the products produced at our German and Portuguese facilities. Germanischer Lloyd is a technical supervisory organization that conducts safety surveys to mitigate risks and assurance of technical compliance for the shipping and oil and gas industries. Our plants that produce synthetic ropes also have multiple approval certificates from Bureau Veritas for the production of deep water mooring lines. These certificates are mandatory for each plant that produces these products.

EMPLOYEES AND LABOR RELATIONS
At December 31, 2012, we employed approximately 4,000 employees worldwide, not including our joint ventures. Approximately 68% of our employees were covered by collective bargaining agreements, of which 37% are subject to agreements that expire within one year of December 31, 2012. The Company believes it will successfully negotiate these contracts as they come due.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
WireCo’s foreign operations are primarily conducted in Mexico, Germany, Portugal, Poland, the Netherlands and Brazil, where we have manufacturing facilities. Refer to Note 18—“Segment Reporting” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for financial information about WireCo’s foreign and domestic operations.

AVAILABLE INFORMATION
Effective February 7, 2012, we became obligated to file current reports, quarterly reports and annual reports with the SEC. The SEC maintains an Internet website that contains reports and other information issuers file electronically with the SEC. The address of that site is www.sec.gov. Interested parties may also read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.Risk Factors

Our business is subject to various risks, many of which are not exclusively within our control and may cause actual performance to differ materially from historical or projected future performance. The risks described below could materially and adversely affect our business, financial condition, results of operations or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. See “Cautionary Information Regarding Forward-Looking Statements” on page 2 of this annual report for cautionary statements regarding forward-looking statements.

Risks Relating to our Business
Worldwide economic conditions could negatively impact our business.
The general worldwide economic conditions continue to affect many industries, including industries in which we or our customers operate. These conditions could negatively impact our business by adversely affecting, among other things, our: net sales; operating income; margins; cash flows; suppliers' and distributors' ability to perform and the availability and costs of materials; customers' orders; customers' ability to access credit; and customers' ability to pay amounts due to us. If economic conditions fail to improve, the negative impact on our business could increase or continue for longer than we expect.

If we do not maintain the quality of our products, our sales would be harmed and product liability claims could increase our costs.
Our products are used in applications by our customers where quality and performance are critical. If we are unable to maintain the high standards, including various quality certifications, expected by our customers, or our competitors are able to produce higher quality products, our sales may be harmed by the loss of existing customers and our ability to attract new customers. Also, we have potential exposure to product liability claims in the event that the use of any of our products results in personal injury, property damage or a failure of our products cause a work stoppage, including situations resulting from misuse of our products. Any such claims may be significant. Therefore, product liability claims against us could have a negative reputational impact, particularly if the failure of a product is highly publicized. Furthermore, manufacturing defects may not be discovered for some time after new products are introduced. In the event that any of our products prove to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Should this occur, we may also need to increase our investments in manufacturing processes, which could increase our expenses, reduce our margins and adversely affect our cash flows.

We experience risks associated with manufacturing, which could adversely affect our business and results of operations.
We manufacture our products and face risks associated with those operations. These risks include:

•	facility shutdown, interruption or casualty loss due to explosions, fires, inclement weather, natural disasters, terrorism, accidents or transportation disruptions;

•	equipment downtime or casualty losses as a result of unanticipated failures, accidents, or other events;

•	the availability of replacement parts;

•	the management of personnel and costs associated with increasing or decreasing capacity to meet product demand; and

•	the need for capital expenditures to repair, replace or upgrade our machinery.
A manufacturing disruption could lead to production curtailment and could substantially impair our business. Interruptions in production capabilities would increase production costs and reduce our sales and earnings. In addition to lost revenue, long-term business interruption could result in the loss of some customers. To the extent these events are not covered by insurance, we are unable to recover insurance proceeds to reimburse for losses or business interruption, or if we are insured, but there are delays in the receipt of such reimbursements, our cash flows may be adversely impacted by events of this type.

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
We rely heavily on certain raw materials (principally high carbon steel rod, polymers such as polyethylene and polypropylene, and synthetic fibers, such as polyester and Dyneema®), and energy sources (principally electricity, natural gas and propane) in our manufacturing processes. As a result, our earnings are affected by changes in the costs and availability of these raw materials and energy. Unanticipated increases in the prices of such commodities could increase our costs more than expected, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements or cost-reduction programs. In addition, the loss of some of our significant raw material suppliers could cause shortages. Some of our suppliers have experienced temporary shortages in the past. Extended interruption in the supply of our significant raw materials, including delays in delivery of these inputs, may make it difficult or impossible to satisfy customers' delivery requirements, which could have a material adverse effect on our results of operations. The imposition of tariffs pursuant to trade laws and regulations in the jurisdictions in which our operations and suppliers are located can have an adverse impact on our business by placing tariffs and tariff-rate quotas on the import of certain raw materials and raising the prices of raw materials we require for our production. In addition, under certain tax laws, customs and taxing authorities may, from time to time, review the tariff classifications we use to import our raw materials and export our products. Future audits may subject us to additional taxes. Further, new strict security measures regarding maritime transport, which may be implemented in the future, may increase the cost of our supplies being shipped from foreign sources, which could have a negative effect on our margins and our results of operations.

Our reported financial condition and results of operations are subject to exchange rate fluctuations, which will make it more difficult to predict our financial results.
Our reported financial condition and results of operations are reported in multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against the euro, the Mexican peso and the Polish złoty will have a negative impact on our reported net sales and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on reported net sales and operating income. Additionally, foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, the Mexico peso or the Polish złoty impact the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations. As a result of the Lankhorst acquisition, the exposure to fluctuations in the euro has increased.

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

We are subject to extensive governmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business and could result in restrictions on our operations or civil or criminal liability.
Future compliance with governmental laws and regulations, including but not limited to environmental, safety, tax rules and regulations, anti-bribery and anti-trust and any changes to such laws or regulations, may reduce our profitability and have a material adverse effect on our business, financial position, liquidity and cash flows.

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
We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. We cannot provide assurance that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms. Acquisitions involve numerous risks, including, unforeseen difficulties in integrating operations, technologies, services, accounting and personnel; the diversion of financial and management resources from existing operations; unforeseen difficulties related to entering geographic regions or target markets where we do not have prior experience; and the assumption of known and unknown liabilities and exposure to litigation. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate.

We are subject to cyber-security risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in technology that manages operations and other business processes.
Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption of systems availability and denial of access to internal applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, inappropriate disclosure of confidential information, negative publicity and could have a material effect on our business.

Organized labor action could have a material adverse effect on our business.
Many of our operations are highly labor intensive. We have collective bargaining agreements with our employees at several plant locations and distribution centers. Approximately 68% of our work force is unionized. If our unionized employees were to engage in a strike, work stoppage or other slowdown at any of our plants, this could adversely affect our ability to produce our products. In addition, any significant increase in labor costs or the making of other significant concessions as a result of agreements with our workforce could have a material adverse effect on our business, financial condition and results of operations.

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

We have a identified material weakness in our internal control over financial reporting in the area of accounting for income taxes. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor confidence in our reported financial information.
As described in Item 9A, Controls and Procedures, of this annual report, management determined that the Company has a material weakness in our internal controls over financial reporting in the area of accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibly that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While the Company has developed a remediation plan and is in the process of implementing the improvements, the material weakness will not be considered remediated until these improvements have been fully implemented and operating effectively for an adequate period of time. We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that similar material weaknesses will not recur. As we are a public debt filer, we are exempt from an independent audit of internal control over financial reporting.

We are an emerging growth company and our election to delay compliance with new or revised accounting standards and utilize scaled disclosure and governance requirements applicable to reporting companies may result in our financial statements not being comparable to those of other reporting companies.
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we are utilizing certain exemptions from various reporting requirements that are applicable to other reporting companies that are not emerging growth companies. An emerging growth company may take advantage of some or all of the scaled disclosure provisions that are applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies and reduced disclosure about executive compensation arrangements. The Company is electing to take advantage of the extended transition period for complying with new or revised accounting standards until the Company (i) no longer qualifies as an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided by the JOBS Act. As a result of this election, the Company’s financial statements may not be comparable to the financial statements of other reporting companies. Also, the Company took advantage of scaled disclosure provisions within Item 11, Executive Compensation, of this annual report provided by the JOBS Act to emerging growth companies. We cannot predict if investors will find our debt securities less attractive because we are relying on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. The Company will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more or (ii) the date on which the Company has issued more than $1 billion in non-convertible debt securities during the previous three-year period.

Risks Relating to our Public Debt
Our substantial level of indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt service obligations.
We have substantial indebtedness. As of December 31, 2012, we had $920.0 million of total indebtedness at face value. Face value excludes adjustments for unamortized premium and discounts. In addition, subject to restrictions in the indenture governing the 9.5% Senior Notes (“Indenture”) and restrictions in our current debt agreements we may incur additional indebtedness. Our high level of indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the Senior Notes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on the 9.5% Senior Notes and other indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

•	we may be more vulnerable to economic downturns and adverse developments in our business; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
We expect to obtain the money to pay our expenses and to pay the principal and interest on all debt from our cash flow from operations. Our ability to satisfy our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our indebtedness and meet our other obligations. If we lack sufficient liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Covenants in our debt instruments may limit our ability to operate our business and any failure by us to comply with such covenants may accelerate our obligation to repay the underlying debt.
Certain debt instruments contain covenant restrictions that limit our ability to operate our business, including covenant restrictions that may prevent us from:

•	incurring additional debt or issuing guarantees;

•	creating liens;

•	entering into certain transactions with our affiliates; and

•	consolidating, merging or transferring all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.
The Revolving Loan Facility and the Term Loan due 2017 requires us to maintain specific leverage ratios, and the indenture governing the Senior Notes requires us to meet a specific fixed charge coverage ratio prior to incurring certain additional debt. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. Our failure to comply with these obligations could prevent us from borrowing additional money and could result in our default. If a default occurs under any of our senior indebtedness, the relevant lenders could elect to declare such indebtedness, together with accrued interest and other fees, to be immediately due and payable and to proceed against our assets that secure such senior indebtedness. Moreover, if the lenders under a facility or other agreement in default were to accelerate the indebtedness outstanding under that facility, it could result in a default under other indebtedness. If all or any part of our indebtedness were to be accelerated, we may not have or be able to obtain sufficient funds to repay it. In addition, we may incur other indebtedness in the future that may contain financial or other covenants that are more restrictive than those contained in the Indenture. As a result of these and certain other covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.

We are controlled by a principal equity holder who will be able to make important decisions about our business and capital structure.
A majority of our shares are held by Paine & Partners Fund III, an affiliate of Paine & Partners. As a result, Paine & Partners controls us and has the power to elect the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of our stock, including approving acquisitions or sales of all or substantially all of our assets. Paine & Partners has the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the holders of the 9.5% Senior Notes might prefer that we raise additional equity to reduce our leverage and pay our debts, while our principal equity holder might instead choose to take other actions, such as selling our assets, to avoid increasing their investment in us or diluting their ownership. Our principal equity holder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our 9.5% Senior Notes. Furthermore, Paine & Partners and its affiliates have no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies. Additionally, Paine & Partners or its affiliates may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Paine & Partners or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Our principal properties include our manufacturing facilities and our distribution centers. We maintain and operate seven domestic manufacturing facilities in Missouri, Texas and Pennsylvania. In addition, we maintain and operate fifteen international manufacturing facilities in Mexico, Germany, Portugal, Poland, the Netherlands, Brazil and France, excluding our three joint ventures. We maintain twenty-two stand-alone distribution facilities in the U.S., Portugal, the Netherlands, France, United Kingdom, Australia and Denmark. In addition to these distribution facilities, there is warehouse space available at substantially all of our manufacturing facilities.
Our principal properties cover approximately 7.9 million square feet in the aggregate, with the majority owned and others leased. Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products. We have global capacity to annually produce approximately 358,000 tons of wire and approximately 296,000 tons of rope and yarns. We believe that our properties are well maintained, adequately utilized and are sufficient to support the current operations of the business. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future.
Most of our properties and other assets are subject to liens securing our various borrowings. Refer to Note 8—“Borrowings” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for further information on assets secured.

Item 3.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 17—“Commitments and Contingencies” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
WireCo WorldGroup Inc.'s common equity consists of common stock. WireCo WorldGroup Inc.'s common stock is privately held and there is no established public trading market. As of March 15, 2013, there was one stockholder of record of WireCo WorldGroup Inc.'s common stock. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. to pay dividends to US Holdings, its sole stockholder.

Item 6.Selected Financial Data
The selected financial data below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the WireCo WorldGroup (Cayman) Inc. consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data. During the periods presented, we acquired businesses as set forth in the footnotes. Our consolidated financial statements include the results of operations of these acquired businesses from the date of acquisition and as such, period to period results of operations vary depending on these dates. Accordingly, this selected financial data is not necessarily comparable or indicative of our future financial results.

	Years ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009	2008
	(dollars in thousands)
Statement of Operations Data:
Net sales	$742,689	$604,927	$447,678	$383,253	$536,671
Gross profit	163,755	158,573	118,531	88,893	133,593
Operating income	45,195	57,009	41,354	26,053	61,201
Net income (loss)	(18,174)	(50,707)	(6,565)	4,086	11,682
	As of December 31,
	2012 (1)	2011 (2)	2010 (3)	2009	2008
Balance Sheet Data:
Working capital	$325,605	$202,707	$226,468	$113,287	$116,655
Total assets	1,250,260	885,703	822,406	658,274	690,790
Long-term debt, excluding current maturities	893,217	565,044	500,248	328,588	333,927
Total stockholders’ equity	112,012	129,536	195,069	195,307	184,933
	Years ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009	2008
Statement of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$13,554	$10,653	$(4,351)	$69,669	$24,519
Investing activities	(210,232)	(93,335)	(102,326)	(33,300)	(38,699)
Financing activities	214,599	56,956	140,984	(25,422)	14,877

(1)	The 2012 financial information reflects the acquisition of Lankhorst on July 12, 2012.

(2)	The 2011 financial information reflects the acquisition of Drumet on July 18, 2011.

(3)	The 2010 financial information reflects the acquisition of Oliveira on November 16, 2010.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest.
Management’s Discussion and Analysis (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated results of operations, financial condition, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data. Please see “Cautionary Information Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

BUSINESS OVERVIEW
We manufacture high-performance steel and synthetic rope, electromechanical cable (“EMC”), fabricated products, specialty steel wire, synthetic yarns and engineered product. We maintain a comprehensive product portfolio across the diverse end markets we serve, including oil and gas (both offshore and onshore), mining, infrastructure, crane, fishing, marine and other general industrial end markets. We have a global manufacturing footprint of 25 facilities, which includes our majority owned location in Brazil and our joint ventures in China, India and Greece. With the addition of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”), we are no longer able to aggregate all our operating segments, but Lifting Products continues to be our one reportable segment. For discussion on the Company's segments, refer to Note 18—“Segment Reporting” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

EXECUTIVE SUMMARY
2012 Management Overview
In 2012, we completed a key acquisition that positions us for further growth through expansion of new product offerings, product development capabilities and our market presence into new regions. We completed the purchase of 100% of the outstanding shares of Lankhorst on July 12, 2012, for total consideration of approximately $231.6 million. We paid cash of approximately $169.2 million and assumed debt of approximately $62.4 million, using the exchange rate in effect at closing. Lankhorst primarily manufactures value-added synthetic rope, yarns and engineered products marketed under the Euronete and Lankhorst brands primarily serving applications for offshore oil and gas, fishing, marine and other industrial markets. Lankhorst has manufacturing operations, including joint ventures, in Portugal, the Netherlands, Brazil, Germany, France, India and Greece. With the acquisition of Lankhorst, we became one of the largest, most diverse producers of both steel and synthetic lifting products in the world. Additionally, the acquisition provided us with the most advanced synthetic rope products and technical expertise, continued to diversify our business mix by end market, geography, product and brand and expanded our global manufacturing, distribution and sales footprint. We consider Lankhorst to be the technical leader in synthetic ropes in the world, holding numerous patents. With this acquisition, we have increased our presence in emerging markets, primarily Brazil, the Pacific Rim and the Middle East, and enhanced our growth profile with higher penetration and additional product offerings in offshore oil and gas markets. The Lankhorst acquisition provided us an entrance into the South American marketplace, a region where we did not have substantial market share. The Brazilian facility is state-of-the-art; 2012 was its first year of production and industrial activities.
We have completed a number of key integration initiatives from the Lankhorst acquisition that we expect will yield cost reductions and efficiency gains within our combined operations in future periods. We have also optimized our combined sales organization to maximize the available market opportunity. In October 2012, we acquired the remaining 40% of Lankhorst Euronete Australia Pty Ltd located on the Gold Coast in Queensland, Australia. This location will serve as a home base for all activities in this region. In November 2012, we divested Lankhorst's yachting division, which sold water sports products in its retail stores, to focus on our core strengths in steel and synthetic rope lifting products.
In July 2012, we entered into a new credit agreement that provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility. This credit agreement created greater global operating flexibility to meet working capital requirement needs and to support organizational and strategic growth.

2012 Results Overview
The investments we have made through our acquisition strategy and recent investments in our sales organization have provided diversity in our product offerings, end markets, and sales by geographic region. Despite the slow down in the European economy and the competitive environments in which we operate, we were able to maintain relatively flat sales performance versus last year excluding impacts of acquisitions and foreign currency exchange rate fluctuations. For the year ended December 31, 2012, we recorded net sales of $742.7 million, an increase of $137.8 million, or 23%, compared to net sales of $604.9 million for the year ended December 31, 2011. Sales activity from recent acquisitions of $155.7 million was partially offset by foreign currency exchange rate fluctuations of $20.1 million. We saw growth in our oil and gas (both offshore and onshore) and mining end markets for EMC and steel rope products; however, the European crane market has not rebounded, and we saw declines in synthetic ropes and wire products. Excluding the impact of the Lankhorst acquisition, the decrease in synthetic ropes was primarily related to fewer offshore oil and gas projects and lower maritime sales in 2012. We decided to exit the low margin businesses of low-carbon steel wire and upholstery wire, which reduced sales in 2012 but now provides increased capacity to produce higher margin products and wire for internal use. We have several strategic initiatives that will be executed in 2013 to further improve results, namely cross selling our products in all markets and continued investment in emerging markets.
The table below depicts actual net sales and pro forma net sales for the year ended December 31, 2012 compared to the same period in 2011. Pro forma net sales decreased $16.4 million for the year ended December 31, 2012 compared to the same period in 2011 primarily due to foreign currency exchange rate fluctuations.

	Years ended December 31,
	2012	2011
	(in thousands)
Net sales as reported	$742,689	$604,927
Lankhorst pre-acquisition net sales	131,627	220,797
Drumet pre-acquisition net sales	—	64,956
Pro forma net sales	$874,316	$890,680
We reported Acquisition Adjusted EBITDA, which includes Lankhorst pre-acquisition EBITDA, of $143.9 million and a net loss of $18.2 million for the year ended December 31, 2012, compared to Acquisition Adjusted EBITDA of $153.0 million, which includes Lankhorst and Drumet pre-acquisition EBITDA, and a net loss of $50.7 million for the same period in 2011. The decline in Acquisition Adjusted EBITDA was driven primarily by sales performance, an unfavorable product mix year over year and foreign currency exchange rate fluctuations. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA and formal reconciliations to net loss, see the section titled “Non-GAAP Financial Measures”.

	Years ended December 31,
	2012	2011
	(in thousands)
Adjusted EBITDA	$128,035	$123,219
Lankhorst pre-acquisition EBITDA	15,908	23,377
Drumet pre-acquisition EBITDA	—	6,388
Acquisition Adjusted EBITDA	$143,943	$152,984
Net loss as reported	$(18,174)	$(50,707)
Our net loss included $11.3 million and $6.1 million of acquisition costs for the years ended December 31, 2012 and 2011, respectively. The net loss in 2011 included $33.0 million of expense related to the China JV compared to $3.5 million in 2012.

CONSOLIDATED RESULTS OF OPERATIONS
This section focuses on significant items that impacted our operating results during the years ended December 31, 2012, 2011 and 2010. Most notably, our acquisitions of Lankhorst on July 12, 2012, Drumet Liny i Druty spółka z ograniczoną odpowiedzialnością ("Drumet") on July 18, 2011, and Luís Oliveira Sá - SGPS, S.A. ("Oliveira") on November 16, 2010 affect the comparability of period-over-period results. Operating results of Lankhorst, Drumet and Oliveira are included in our consolidated statements of operations since the date of acquisition.

Our reported financial condition and results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. When we refer to changes in foreign currency exchange rates, we are referring to the differences between the foreign currency exchange rates we use to convert our international operations’ results from local currencies into U.S. dollars for reporting purposes. The impacts of foreign currency exchange rate fluctuations are calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior year period’s currency exchange rates. We use this method for all countries where the functional currency is not the U.S. dollar.

Year ended December 31, 2012 compared to the year ended December 31, 2011
The following table presents selected consolidated financial data for the years ended December 31, 2012 and 2011:

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Net sales	$742,689	$604,927	$137,762	23%
Gross profit	163,755	158,573	5,182	3%
Other operating expenses	(118,560)	(101,564)	(16,996)	17%
Other expense, net	(49,492)	(102,700)	53,208	(52)%
Income tax expense	(13,877)	(5,016)	(8,861)	NM
Net loss	$(18,174)	$(50,707)	$32,533	NM
Gross profit as % of net sales	22%	26%
Other operating expenses as % of net sales	16%	17%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $137.8 million, or 23%, during the year ended December 31, 2012 as compared to the same period in 2011 primarily due to acquisition activity. Of the increase, $114.9 million was attributable to our acquisition of Lankhorst on July 12, 2012 and $40.8 million was attributable to Drumet sales from January 1, 2012 through July 17, 2012. Without these acquisitions, our net sales decreased approximately $17.9 million over the prior year. Foreign currency exchange rate fluctuations accounted for $20.1 million of this decrease, as the dollar strengthened in relation to the euro, Mexican peso and Polish złoty during 2012 compared to 2011.
Net sales of all key products were relatively flat year over year with a $2.2 million increase in sales volume excluding acquisition activity and foreign currency exchange rate fluctuations. The $7.2 million decrease in synthetic rope sales was partially offset by slight increases in fabricated products, EMC and specialty steel wire product sales.
Sales of our synthetic rope products declined $4.7 million primarily due to fewer large offshore contracts and lower maritime sales in 2012 compared to 2011. Synthetic rope sales to the offshore oil and gas market, general industrial market and fishing market decreased $2.6 million, $1.1 million and $1.0 million, respectively. Synthetic rope sales represented 14% of our total consolidated net sales for the year ended December 31, 2012 compared to 6% for the year ended December 31, 2011 as a result of the Lankhorst acquisition.
Our fabricated product sales increased $3.1 million over the prior year primarily due to structural rope assemblies for significant domestic bridge contracts in the early part of 2012, three bridge projects completed in South America and, in general, an overall increase in activity. EMC sales into the oil and gas market contributed $2.5 million of the increase in net sales for the year ended December 31, 2012 despite the oilfield slowdown in the latter half of 2012 due to full pipelines and sufficient oil reserves. According to Baker Hughes, the average worldwide rig count was 3,518 rigs for 2012 compared to 3,465 rigs for 2011.
Specialty steel wire sales increased $1.3 million over the same period in 2011. For the first three quarters of 2012, specialty wire sales had increased $6.4 million over prior period primarily due to demand for infrastructure projects in Mexico. During the fourth quarter, sales declined due to lower demand of prestressed concrete strand due to Mexican governmental infrastructure projects being placed on hold until March 2013 and management's decision to exit the low-carbon and upholstery wire businesses due to low margins. Mexico's economy weakened in the latter half of 2012 , which negatively affected wire sales primarily in the infrastructure market. Specialty steel wire sales represented 20% of our total consolidated net sales for the year ended December 31, 2012 compared to 21% for the same period in 2011.
Steel rope sales did not significantly change over prior year. Reduced sales in the crane market due to the weak European economy were offset by increased sales in the mining, oil and gas, fishing and general industrial end markets. We saw many orders from mining customers due to our increased international selling efforts and expansion within our open-pit and underground mining presence in North America. Steel rope sales represented 48% of our total consolidated net sales for the year ended December 31, 2012 compared to 59% for the same period in 2011. With the acquisition of Lankhorst, sales of steel ropes as a percentage of total sales represent less than half of our consolidated net sales.

Gross profit
Gross profit increased $5.2 million and gross profit as a percentage of sales (“gross margin”) decreased to 22% in 2012 from 26% in 2011. Lankhorst's gross profit was negatively impacted by the recognition of $8.5 million of higher cost of sales due to the inventory step-up related to purchase accounting and a large offshore oil and gas project with a low margin. In accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), certain inventory is recorded at fair value on the date of acquisition and the difference between fair value and cost is recorded to Cost of Sales as the inventory is sold. The impact of the inventory adjustment resulted in a decrease of our gross margin of 1%. In addition, Lankhorst's sales, which comprised 17% of our total sales for the year, have had historically lower margins than our rope products. The decrease in gross margin was also driven by an unfavorable product mix year over year. Lower sales of our higher margin ropes in the crane markets and increased sales of Drumet's low margin wire and general purpose rope for all of 2012 compared to only six months in 2011 contributed to the decline in gross margin. Drumet is growing its high-carbon steel wire business, which has higher margins, replacing low-carbon wire.
The price of steel rod, our primary raw material used to produce wire and steel rope, decreased slightly for the year ended December 31, 2012 compared to the same period in 2011 due to the weak economy in Europe and slower growth in China, the largest consumer of steel rod in the world. The cost of other raw material components such as Dyneema®, polyethylene and polypropylene, used to produce our synthetic rope products, remained relatively flat. We monitor the cost of our raw materials and pass along price increases and decreases to our customers accordingly.

Other operating expenses

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(32,527)	$(26,067)	$(6,460)	25%
Administrative expenses	(71,267)	(62,330)	(8,937)	14%
Amortization expense	(14,766)	(13,167)	(1,599)	12%
Other operating expenses	$(118,560)	$(101,564)	$(16,996)	17%
Other operating expenses increased $17.0 million, or 17%, for the year ended December 31, 2012 compared to the same period in 2011. Overall, total other operating expenses decreased as a percentage of net sales from 17% for the year ended December 31, 2011 to 16% for the year ended December 31, 2012.
Selling expenses increased $6.5 million, or 25%, over the same period in 2011. Of the increase, $7.1 million relates to recent acquisitions. Lankhorst incurred $6.7 million in selling expenses since the acquisition date and Drumet incurred $0.4 million of selling expenses from January 1, 2012 to July 17, 2012. Also, selling expenses decreased $0.8 million for the year ended December 31, 2012 due to foreign currency exchange rate fluctuations.
Administrative expenses increased $8.9 million, or 14%, over the same period in 2011. Of the increase, $8.6 million related to Lankhorst administrative expenses since the acquisition date and $2.0 million related to Drumet administrative expenses from January 1, 2012 to July 17, 2012. Additional increases in administrative expenses were related to direct acquisition costs and certain expenses of becoming a SEC registrant. Acquisition costs incurred during 2012 were $5.2 million higher than acquisition costs incurred during 2011 primarily due to the increased complexity, size and financing requirements of the Lankhorst acquisition compared to the Oliveira and Drumet acquisitions. Upon becoming an SEC registrant in February 2012, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our 2012 annual report. We incurred $1.5 million in Sarbanes-Oxley implementation fees during 2012 compared to $0.1 million during 2011. Advisory fees and bank fees were $1.5 million higher than the same period in 2011 primarily due to our growing business. Advisory fees consist primarily of Paine & Partners, LLC (“Paine & Partners”) management fee, which is based on a percentage of projected

Adjusted EBITDA. Loan fees were higher primarily due to non-capitalizable uncommitted use fees on a larger revolver amount. These increases were partially offset by lower incentive compensation, reorganization charges and share-based compensation. Our share-based compensation expense decreased $2.4 million as a result of 2007 stock option awards fully vesting in 2011. Incentive compensation earned was $4.2 million lower during 2012 compared to 2011 as most of our compensation programs are based on quarterly profitability compared to budget, and we did not pay any bonuses for the third and fourth quarters of 2012. During 2012, we incurred $4.4 million of costs related to severance packages, merging facilities, transferring equipment and warehouse closures compared to $6.1 million during 2011. Legal, auditor and other expenses associated with our registration statement, which was declared effective by the SEC in early 2012, totaled $0.2 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011. Administrative expenses decreased $0.7 million for the year ended December 31, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net
Other expense decreased by $53.2 million, or 52%, for the year ended December 31, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(64,842)	$(51,063)	$(13,779)	27%
Equity in loss of non-consolidated affiliates, net	(3,525)	(33,015)	29,490	(89)%
Foreign currency exchange gains (losses), net	20,170	(12,445)	32,615	262%
Loss on extinguishment of debt	(2,358)	(5,654)	3,296	(58)%
Other income (expense), net	1,063	(523)	1,586	303%
Total other expense, net	$(49,492)	$(102,700)	$53,208	(52)%

•
Interest expense increased $13.8 million for the year ended December 31, 2012 primarily due to additional debt outstanding. On June 10, 2011, the Company issued $150.0 million aggregate principal amount of 9.5% Senior Notes and on July 12, 2012 the Company issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $10.9 million of increased interest expense for the year ended December 31, 2012, compared to the year ended December 31, 2011. Also on July 12, 2012, the Company retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $4.2 million of net additional interest expense. Additionally, we incurred $1.5 million of interest expense related to borrowings under our revolving credit facilities. The amortization of debt issuance costs and the discount/premium related to the new issuances and assumed Polish debt resulted in an additional $1.7 million in interest expense for the year ended December 31, 2012. This increase in interest expense was partially offset by an increase in capitalized interest recorded of $3.8 million, which includes a $1.9 million entry that decreased interest expense and increased the cost of property, plant and equipment to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. These errors were not material to the current and any previously-reported periods. Additionally, the Company incurred no special penalty interest in 2012 compared to $1.4 million in 2011 related to the registration statement with the SEC not being declared effective by May 2011.

•
The loss on investments in non-consolidated affiliates decreased $29.5 million for the year ended December 31, 2012 compared to the same period in 2011. We discontinued applying the equity method on our investment in the China joint venture ("China JV") during the first quarter of 2012 because our investment was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. During 2012, the Company recorded an allowance of $3.5 million against advances to the China JV. This loss was partially offset by less than $0.1 million of income on three other non-consolidated affiliates acquired with the purchase of Lankhorst. During 2011, the Company recorded its 65% share of the China JV's losses, which totaled $18.1 million, an allowance of $8.3 million against related advances and an investment impairment charge of $6.6 million due to continued losses and reduced liquidity. Substantial doubt remains as to the China JV's ability to continue as a going concern.

•
For the year ended December 31, 2012, foreign currency exchange gains were $20.2 million compared to foreign currency exchange losses of $12.4 million for the same period in 2011. At December 31, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $488.8 million and $174.0 million, respectively. The revaluation of $212.3 million of new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $16.6 million of the gains recorded during 2012. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $4.9 million of the gains recognized. The U.S. dollar to euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7579 at December 31, 2012. The revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiaries resulted in $6.2 million of the gains recognized during 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to zł.3.4127 compared to $1.00 to zł.3.0878 at December 31, 2012. The current year foreign currency exchange gains were offset by a $7.3 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts on July 12, 2012 associated with the purchase of Lankhorst and refinancing transactions. The net foreign currency exchange loss recognized on the revaluation of intercompany loans in 2011 was due to the depreciation of the euro and the Polish złoty against the U.S. dollar. The U.S. dollar to the euro exchange rate at December 31, 2010 was $1.00 to €0.7484 compared to $1.00 to €0.7729 at December 31, 2011. The U.S. dollar to Polish złoty exchange rate on the acquisition date of July 18, 2011 was $1.00 to zł.2.8374 compared to $1.00 to zł.3.4127 at December 31, 2011.

•
Loss on extinguishment of debt decreased by $3.3 million for the year ended December 31, 2012 compared to the same period in 2011. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs associated with the retirement of the senior secured credit facilities. In June 2011, we wrote-off $4.2 million of unamortized debt issuance costs associated with the pro rata portion of the Term Loan due 2014 that was prepaid and incurred $1.5 million in non-capitalizable third-party fees to modify certain agreements in order to issue the additional 9.5% Senior Notes.

•
Other income for the year ended December 31, 2012 consisted primarily of a $2.0 million litigation settlement award for a consultant's breach of contract, offset by miscellaneous non-operating expenses.

Income tax expense
For the year ended December 31, 2012, the Company’s income tax expense was $13.9 million, an increase of $8.9 million, as compared to income tax expense of $5.0 million for the year ended December 31, 2011. The income tax expense recognized for the year ended December 31, 2012 was impacted by $11.5 million of expense recorded due to the change in our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration, partially offset by a reduction of income tax expense of $1.8 million for unrecognized tax benefits in 2012.  Due to increasing interest expense deduction limitations, the Company does not expect to realize the increased tax benefits and has offset the tax benefit with a valuation allowance. The resulting effective tax rate was an expense of 322.9% and an expense of 11.0% for the year ended December 31, 2012 and 2011, respectively. The 2012 effective tax rate of was primarily driven by the change in assertion reporting the U.S. investment in Mexico and an increase in the U.S. valuation allowance.

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
NM = Not Meaningful

Net sales

Our net sales increased $157.2 million, or 35%, for the year ended December 31, 2011 as compared to the same period in 2010. Of the increase, $93.8 million, or 60%, was attributable to recent acquisitions. Oliveira generated approximately $63.4 million of net sales for the year ended December 31, 2011 compared to $5.9 million for the 46 days ended December 31, 2010. Drumet generated $36.3 million of net sales for the period July 18, 2011 through December 31, 2011. Changes in foreign currency exchange rate fluctuations accounted for approximately $6.0 million of the increase in net sales for the year ended December 31, 2011. In April 2011, we increased our base prices to reflect current market conditions.
Excluding our recent acquisitions, we experienced growth in the crane, oil and gas, mining and general industrial end markets. Steel rope sales increased $44.1 million, or 17%, for the year ended December 31, 2011 over the prior period. Net sales of steel rope into the crane market contributed approximately $16.0 million of this increase in net sales. Approximately $5.7 million, representing a 38% change, of this increase can be attributed to additional sales in the rapidly growing Asian crane market. Another $6.8 million, representing an 11% change, of the increase can be attributed to the recovery of crane markets in Europe. Our oil and gas market sales increased approximately $11.2 million. This increase can primarily be attributed to an increase in North American sales of $8.2 million due to increased drilling and exploration activities to meet global energy demands. The U.S. active rig count increased from 1,711 rigs as of December 2010 to 2,003 rigs as of December 2011, an increase of 17%. The worldwide active rig count increased 12% during that same time period.
Sales of steel rope for mining products increased approximately $8.3 million driven primarily by rising demand for iron ore, copper and coal. Of this increase, $3.6 million, or 12%, represented net sales to customers in North America, $1.1 million, or 40%, was sales generated in South America and $1.3 million, or 737%, was sales in the Asian market. Sales of our general purpose steel ropes increased $4.1 million, primarily in North America. Steel rope sales represented 59% of our total consolidated net sales for the year ended December 31, 2011 compared to 61% for the same period in 2010.
Excluding our recent acquisitions, our specialty steel wire sales increased $15.4 million, or 18%, over the prior period. This increase in specialty steel wire sales was largely due to increasing market share into the domestic Mexican wire market and demand for infrastructure projects in different regions of Mexico. Specifically, we had significant sales of our tire bead wire, PC strand and PC wire products. We expect to realize continued growth in our wire sales with the acquisition of Drumet, which has increased our wire manufacturing capacity approximately 40%. This increased capacity will be used to produce wire products for internal use and third-party sales. Specialty steel wire sales represented 21% of our total consolidated net sales for the year ended December 31, 2011 compared to 20% for the same period in 2010.
Our net sales of fabricated products increased $6.3 million, or 24%, over prior year, which set an all-time sales record for this product in 2011. This increase was primarily due to shipment of product for the Manhattan Bridge and San Francisco Bay Bridge contracts that were awarded in 2010, offset by a decrease in infrastructure activity worldwide.
Net sales of EMC and synthetic rope did not significantly change over prior year.

Gross profit
Gross profit increased $40.0 million, but our gross margin remained unchanged at 26%, primarily due to a similar mix of products sold. Since we have multiple products with different gross margin levels, fluctuations in the mix of products sold may cause our gross profit to vary. Production of wire is less complex and, therefore, wire has lower margins than our value-added products, such as wire rope, synthetic rope and EMC. The price of steel rod, our primary raw material in wire and steel rope, increased compared to the same period in 2010. The cost of other raw material components, such as polyethylene and polypropylene used to produce our synthetic rope products, also increased slightly period over period. We monitor the cost of our raw materials and pass along price increases and decreases accordingly.

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

Other expense, net
Other expense increased $41.6 million for the year ended December 31, 2011 compared to the same period in 2010. Significant components of this change were as follows:

	Years ended December 31,		Change
	2011	2010	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(51,063)	$(33,720)	$(17,343)	51%
Equity in loss of non-consolidated affiliates, net	(33,015)	(16,726)	(16,289)	97%
Foreign currency exchange losses	(12,445)	(3,050)	(9,395)	308%
Loss on extinguishment of debt	(5,654)	(6,520)	866	(13)%
Other expense, net	(523)	(1,073)	550	(51)%
Other expense, net	$(102,700)	$(61,089)	$(41,611)	68%

•
Interest expense increased $17.3 million, or 51%, for the year ended December 31, 2011 compared to the same period in 2010 primarily due to additional debt outstanding, higher interest rates and amortization of increased debt issuance costs related to debt offerings and amendments. Approximately $11.2 million of the increased interest expense is attributable to increased principal related to our 9.5% Senior Notes. On May 19, 2010, we issued $275.0 million aggregate principal amount of 9.5% Senior Notes that were used to retire the then outstanding $160.0 million of 11% Senior Notes resulting in approximately $3.1 million of increased interest expense. An additional $150.0 million aggregate principal amount of 9.5% Senior Notes were issued on June 10, 2011, resulting in approximately $8.1 million of increased interest expense for the year ended December 31, 2011. As our registration statement with the SEC was not declared effective by May 2011, we incurred $1.4 million of special penalty interest in 2011 compared to $0.5 million in 2010. In conjunction with borrowings under the Euro Facility, which was executed in June 2011, we incurred $0.8 million of interest. Interest expense on the Term Loan due 2014 increased $0.7 million period over period due to an increase in the interest rate effective May 2010 and additional debt outstanding with $65.0 million borrowed in November 2010, offset by a principal paydown of $132.8 million in June 2011 with proceeds from the 9.5% Senior Notes. The amortization of debt issuance costs and the discount/premium related to these debt issuances and modifications, including amortization of the discount on our Polish Debt, resulted in an additional $2.8 million in interest expense for the year ended December 31, 2011. Upon the China JV becoming operational in September 2010, we ceased capitalizing interest on our original capital contribution of $25.5 million. Capitalized interest totaled $1.4 million for the year ended December 31, 2010.

•
The loss on investments in non-consolidated affiliates increased $16.3 million for the year ended December 31, 2011 compared to the same period in 2010. We have incurred a larger portion of the China JV’s losses since May 31, 2011, when our ownership percentage increased from 51% to 65%. Additionally, we recorded an allowance of $8.3 million against our related advances and recorded an investment impairment charge of $6.6 million due to continued losses and reduced liquidity, which raise substantial doubt as to the China JV’s ability to continue as a going concern. In 2010, we recorded an impairment charge of $7.5 million on our investment.

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

•
Loss on extinguishment of debt decreased by $0.8 million for the year ended December 31, 2011 compared to the same period in 2010. During 2011, we incurred a loss of $5.7 million in conjunction with the prepayment of a portion of the Term Loan due 2014. We wrote-off $4.2 million of unamortized debt issuance costs associated with the pro rata portion that was prepaid and incurred $1.5 million in third-party fees to modify certain agreements in order to issue $150 million aggregate principal amount of additional 9.5% Senior Notes. In May 2010, we incurred a loss of $6.5 million on the early extinguishment of our 11% Senior Notes. This 2010 loss consisted of a $3.2 million prepayment penalty, a write-off of $2.6 million in unamortized debt issuance costs associated with the 11% Senior Notes and $0.7 million of third-party fees to modify our Term Loan agreement in conjunction with the issuance of $275 million aggregate principal amount of 9.5% Senior Notes.

Income tax benefit (expense)
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
We have disclosed Adjusted EBITDA and Acquisition Adjusted EBITDA, non-GAAP performance and liquidity measures, as a means to enhance communications with security holders. Management uses Adjusted EBITDA as a measure for internal evaluation of performance and incentive plan purposes. Acquisition Adjusted EBITDA is used to compare our financial measure to those of our peers and for debt covenant calculations. The Term Loan due 2017 and Revolving Loan Facility credit agreement include covenants that require the Company to maintain a total net leverage ratio that does not exceed 6.25:1.00, which steps down to 5.00:1.00 over time, and an interest coverage ratio that is not less than 1.50:1.00, which steps up to 2.00:1.00 over time, measured at the end of each quarter using the preceding four quarters consolidated Acquisition Adjusted EBITDA.
Adjusted EBITDA and Acquisition Adjusted EBITDA differ from net income (loss) and cash flows from operating activities, the most comparable GAAP financial measures, in that they exclude and add back certain items. These items are excluded or included because management believes the adjustments permit them to better evaluate normalized operational earnings and to evaluate liquidity using the ratio of Acquisition Adjusted EBITDA to total debt. As a result, Adjusted EBITDA and Acquisition Adjusted EBITDA may not reflect important aspects of the results of our operations and cash flows. The concepts of Adjusted EBITDA and Acquisition Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. For example, Adjusted EBITDA and Acquisition Adjusted EBITDA exclude certain tax payments that may represent a reduction in cash available to us; do not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; do not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; do not reflect changes in, or cash requirements for, our working capital needs; and do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Our presentation and calculation of Adjusted EBITDA and Acquisition Adjusted EBITDA may not be comparable to that of other companies.

The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net loss (GAAP)	$(18,174)	$(50,707)	$(6,565)
Plus:
Interest expense, net	64,842	51,063	33,720
Income tax expense (benefit)	13,877	5,016	(13,170)
Depreciation and amortization	47,493	39,224	34,247
Equity in loss of non-consolidated affiliates, net	3,525	33,015	16,726
Foreign currency exchange losses (gains), net	(20,170)	12,445	3,050
Share-based compensation	1,466	3,841	3,161
Other expense (income), net	(1,063)	523	1,073
Loss on extinguishment of debt	2,358	5,654	6,520
Acquisition costs (a)	11,304	6,114	5,287
Purchase accounting (inventory step-up) (b)	8,471	1,875	1,364
Bank fees (c)	2,232	1,289	1,171
Advisory fees (d)	3,438	2,931	2,830
Reorganization and restructuring charges (e)	6,181	9,389	2,669
Sarbanes-Oxley implementation (f)	1,529	129	—
Other adjustments (g)	726	1,418	1,542
Adjusted EBITDA (Non-GAAP)	$128,035	$123,219	$93,625
Lankhorst pre-acquisition EBITDA (h)	15,908	23,377	20,923
Drumet pre-acquisition EBITDA (i)	—	6,388	6,685
Oliveira pre-acquisition EBITDA (j)	—	—	11,397
Acquisition Adjusted EBITDA (Non-GAAP)	$143,943	$152,984	$132,630

The following is a reconciliation of cash flows from operating activities to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities (GAAP)	$13,554	$10,653	$(4,351)
Plus: Adjustments to reconcile net loss to Adjusted EBITDA:
Interest expense, net	64,842	51,063	33,720
Income tax expense (benefit)	13,877	5,016	(13,170)
Foreign currency exchange losses (gains), net	(20,170)	12,445	3,050
Other expense (income), net	(1,063)	523	1,073
Acquisition costs (a)	11,304	6,114	5,287
Purchase accounting (inventory step-up) (b)	8,471	1,875	1,364
Bank fees (c)	2,232	1,289	1,171
Advisory fees (d)	3,438	2,931	2,830
Reorganization and restructuring charges (e)	6,181	9,389	2,669
Sarbanes-Oxley implementation (f)	1,529	129	—
Other adjustments (g)	726	1,418	1,542
Less: Cash flow adjustments to net loss not included in Adjusted EBITDA
Amortization of debt issuance costs, discounts and premium	(7,931)	(6,271)	(3,430)
Other, net	893	(185)	—
Unrealized foreign currency exchange gains (losses), net	28,085	(11,866)	(5,598)
Realized foreign currency transaction gain on investments	—	—	3,229
Provision for deferred income taxes	(5,540)	5,223	21,453
Changes in assets and liabilities	7,607	33,473	42,786
Adjusted EBITDA (Non-GAAP)	$128,035	$123,219	$93,625
Lankhorst pre-acquisition EBITDA (h)	15,908	23,377	20,923
Drumet pre-acquisition EBITDA (i)	—	6,388	6,685
Oliveira pre-acquisition EBITDA (j)	—	—	11,397
Acquisition Adjusted EBITDA (Non-GAAP)	$143,943	$152,984	$132,630

(a)	Acquisition costs are recorded in Administrative expenses in the consolidated statements of operations.

(b)	The amortization of the purchase accounting inventory step-up adjustment is recorded in Cost of sales in the consolidated statements of operations.

(c)
Bank fees consist of unused line of credit fees, letter of credit fees and non-capitalizable costs associated with the modification of our indebtedness. Bank fees are recorded in Administrative expenses in the consolidated statements of operations.

(d)
Advisory fees consist of the management fee paid to Paine & Partners for administrative and other support services, including travel and other out-of-pocket costs incurred on our behalf. Additionally, payments to certain members of the board of directors are included. Advisory fees are recorded in Administrative expenses in the consolidated statements of operations.

(e)
Reorganization and restructuring charges consist of consultation fees for legal entity restructurings, professional service costs for our registration statement filing with the SEC, which was declared effective on February 7, 2012, severance costs related to headcount reductions and reorganizations, including those pursuant to a significant plan, expenses associated with distribution center closures and equipment transfers and legal fees for various litigation. Reorganization and restructuring charges are recorded in Administrative expenses in the consolidated statements of operations.

(f)
Upon becoming a public issuer, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our 2012 annual report. We engaged an independent accounting firm to assist us with documentation of key processes and testing of internal controls. Costs incurred related to the Sarbanes-Oxley Act are recorded in Administrative expenses in the consolidated statements of operations.

(g)
Other adjustments for the year ended December 31, 2011 consist primarily of legal consulting expenses related to prospective U.S. import tariff changes on goods shipped from Mexico to the U.S. For 2010, the adjustment reflects a full year of lease payments for machinery and equipment that we purchased from the lessor on December 31, 2010. The amount represents the actual lease expense incurred for the year ended December 31, 2010 prior to the Company’s decision to buy-out the lease. The 2012 and 2011 other adjustments were recorded in Administrative expenses in the consolidated statements of operations. The 2010 other adjustment is on a pro forma basis.

(h)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments are included for the 193 days ended July 11, 2012 and years ended December 31, 2011 and 2010 as if the acquisition had been consummated on the first day of 2010 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization. Also, we adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage of completion accounting and start-up costs. Amounts were converted from euros to U.S. dollars using the average exchange rates for the respective periods. Amounts for the 193-day period ended July 11, 2012 and years ended December 31, 2011 and 2010 were converted from euros to U.S. dollars using $1.00 to €0.7724, $1.00 to €0.7185 and $1.00 to €0.7538, respectively.

(i)
The Drumet acquisition closed on July 18, 2011. Pro forma adjustments are included for the 198 days ended July 17, 2011 and year ended December 31, 2010 as if the acquisition had been consummated on the first day of 2010. The amounts represent the net income of Drumet before deductions for interest, taxes, depreciation and amortization and are converted from Polish złotys to U.S. dollars using the average exchange rates for each of the respective periods. Amounts for the 198-day period ended July 17, 2011 and year ended December 31, 2010 were converted from Polish złotys to U.S. dollars using $1.00 to zł.3.0386 and $1.00 to zł.3.0066, respectively.

(j)
The Oliveira acquisition closed on November 16, 2010. A pro forma adjustment is included for the 319 days ended November 15, 2010 as if the acquisition had been consummated on the first day of 2010. The amount represents the net income of Oliveira before deductions for interest, taxes, depreciation and amortization and is converted from euros to U.S. dollars using the average exchange rate for the 319-day period ended November 15, 2010 of $1.00 to €0.7543.

LIQUIDITY AND CAPITAL RESOURCES
Overview
To fund the Lankhorst acquisition and refinance existing debt, we entered into a new credit agreement, completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 in a private placement and retired our existing senior secured credit facilities, which included the Term Loan due 2014, Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. The credit agreement provides for a $335.0 million term loan facility (“Term Loan due 2017”) and a $145.0 million revolving loan facility (“Revolving Loan Facility”). This financing transaction improved our liquidity position and extended our maturity profile. We replaced the three revolvers that had a maximum borrowing capacity of $113.8 million, with one revolver that has a maximum borrowing capacity of $145.0 million to support our expanding international operations. The Revolving Loan Facility provides us greater flexibility and liquidity to support our growing global business following the acquisition of Lankhorst. The higher interest rates on the Term Loan due 2017 and Revolving Loan Facility reflect current market conditions, our credit rating and higher leverage resulting from the acquisition. The interest rate on the 11.75% Senior Notes reflects the unsecured position and illiquid nature of the notes. For details on our borrowings, refer to the section titled "Long-term Debt" below.

The increase in our debt capitalization is necessary to support our business growth strategy in the short-term. Our debt capitalization ratio (total debt as a percentage of total debt plus total equity) was 89.1% and 82.2% as of December 31, 2012 and December 31, 2011, respectively. The following table sets forth our capitalization:

	December 31, 2012	December 31, 2011
	(in thousands)
Debt:
Revolving Loan Facility	$50,276	$—
Revolving Credit Agreement	—	16,101
Euro Facility	—	28,595
Polish Debt due 2014	25,882	28,034
Term Loan due 2014	—	99,250
Term Loan due 2017	334,163	—
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	—
Other indebtedness	575	658
Total debt at face value	$918,396	$597,638
Total stockholders’ equity	112,012	129,536
Total capitalization	$1,030,408	$727,174

Revolving Loan Facility Activity
Of the $145.0 million of borrowing capacity, we had borrowed $50.3 million as of December 31, 2012, leaving $94.7 million of availability. Our Revolving Loan Facility activity from July 12, 2012 through December 31, 2012 was as follows:

	Amount	Weighted-average interest rate
	(dollars in thousands)
Amount outstanding at December 31, 2012	$50,276	7.00%
Average amount outstanding from July 12, 2012 through December 31, 2012	40,369	7.00%
Maximum amount outstanding from July 12, 2012 through December 31, 2012	97,426	7.00%
We primarily draw upon our revolver for working capital purposes. The maximum amount outstanding included a $42.0 million temporary draw to cover intercompany payments for an entity restructuring.

Available Liquidity
Total available liquidity, defined as total availability under our revolving credit facilities plus cash and cash equivalents, was$144.0 million at December 31, 2012 and $86.9 million at December 31, 2011. Components of available liquidity were as follows on the dates indicated:

	December 31, 2012	December 31, 2011
	(in thousands)
Availability under revolving credit facilities:
Revolving Loan Facility	$94,724	$—
Revolving Credit Agreement	—	49,481
Euro Facility	—	571
CASAR Revolving Credit Agreement	—	9,233
	$94,724	$59,285
Cash and cash equivalents	49,244	27,663
Total available liquidity	$143,968	$86,948

Working Capital

	December 31, 2012	December 31, 2011
	(in thousands)
Current assets:
Cash and cash equivalents	$49,244	$27,663
Other current assets	424,446	309,991
Total current assets	473,690	337,654
Less: Total current liabilities	(148,085)	(134,947)
Working capital	$325,605	$202,707
The increase in working capital year over year was primarily the result of the Lankhorst purchase,which had $76.5 million of working capital on the date of acquisition. Exclusive of Lankhorst, working capital increased primarily due to lower accounts payable and accrued compensation and benefits.
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of our cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in capital expenditures and acquisitions. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We currently have no plans to enter into derivative agreements to mitigate raw material price changes in any of our facilities.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $49.2 million at December 31, 2012, cash and cash equivalents held in foreign countries were $46.6 million, of which $45.3 million was held in the subsidiaries’ local currency. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on current expectations, management believes that existing cash balances, operating cash flows and the Revolving Loan Facility will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in 2013. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 respectively.

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$13,554	$10,653	$(4,351)
Investing activities	(210,232)	(93,335)	(102,326)
Financing activities	214,599	56,956	140,984
Effect of exchange rates on cash and cash equivalents	3,660	(491)	3,245
Net increase (decrease) in cash and cash equivalents	$21,581	$(26,217)	$37,552
Cash and cash equivalents, beginning of year	27,663	53,880	16,328
Cash and cash equivalents, end of year	$49,244	$27,663	$53,880

Cash from Operating Activities

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net loss	$(18,174)	$(50,707)	$(6,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	39,335	94,833	45,000
Changes in assets and liabilities	(7,607)	(33,473)	(42,786)
Net cash provided by (used in) operating activities	$13,554	$10,653	$(4,351)
Cash flow from operations increased over prior years primarily due to cash flow from Lankhorst operations and cash generated from inventory reductions in conjunction with an inventory optimization program in the last half of the year, offset in part by an increased use of cash for accounts payable and other accrued liabilities.  The use of cash for accrued liabilities is due in part to lower accruals for incentive compensation in 2012 compared 2011.

Cash from Investing Activities

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Capital expenditures	$(41,422)	$(23,962)	$(17,901)
Acquisition of business, net of cash acquired	(169,243)	(51,813)	(80,888)
Investments in non-consolidated affiliates	(3,136)	(17,560)	(3,537)
Other, net	3,569	—	—
Net cash used in investing activities	$(210,232)	$(93,335)	$(102,326)
Cash flows from investing activities consist primarily of capital spending and acquisitions. In comparison to 2012, we expect to invest approximately the same amount on capital expenditures in 2013. We plan to fund these capital projects with cash from operations and short-term borrowings on our revolver. In the past three years, we have completed one acquisition each year. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. In 2011, we contributed $15.0 million to the China JV as a capital contribution. Due to the substantial doubt of the China JV's ability to continue as a going concern, we have no current plans to make further capital contributions. We do not guarantee the debts of the China JV in whole or in part.

Cash from Financing Activities

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Proceeds from issuance of long-term debt	$414,150	$157,125	$333,205
Debt issuance costs paid	(16,819)	(8,790)	(14,988)
Repayment of long-term debt	(164,439)	(134,580)	(165,097)
Net borrowings (repayments) under revolving credit agreements	5,580	44,696	(10,556)
Acquisition installment payments	(9,418)	—	—
Repurchase of common stock	(14,465)	—	—
Other, net	10	(1,495)	(1,580)
Net cash provided by financing activities	$214,599	$56,956	$140,984
Cash inflows from financing activities result primarily from significant financing transactions to support our acquisition growth strategy. In the past three years, we have issued debt to finance an acquisition and refinance existing debt. At this time, we have no plans to refinance our debt in 2013, but economic conditions, business opportunities or other factors could change our plans. Excluding the repurchase of common stock in 2012, debt covenants in our Credit Agreement restrict repurchase activity to $2.5 million each year. As of December 31, 2012, we have no non-routine commitments, such as the acquisition installments, to fund in 2013. Principal payments on our debt of $20.7 million are due in 2013.

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

Contractual Obligations and Commitments
The following table provides information regarding our contractual obligations and commitments as of December 31, 2012. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rate in effect as of December 31, 2012.
We believe we will be able to fund these obligations through cash generated from our operations, availability under our Revolving Loan Facility, refinancing or changes to our capital structure. Our ability to refinance or change our equity capital involve matters that are outside of management's control. There can be no assurance that we will be successful at such efforts, if it were necessary to do so. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	2013	2014	2015	2016	2017	Thereafter	Total

Long-term debt (1)	$20,653	$12,121	$3,446	$3,446	$878,634	$96	$918,396
Interest on long-term debt (2)	73,562	73,361	73,160	72,959	27,903	—	320,945
Capital lease obligations	2,351	1,068	1,837	256	141	392	6,045
Operating lease obligations	6,759	5,902	4,789	2,972	1,056	3,026	24,504
Pension & postemployment benefits	340	375	335	370	391	2,291	4,102
Total contractual obligations	$103,665	$92,827	$83,567	$80,003	$908,125	$5,805	$1,273,992

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

(2)
Amounts include contractual interest payments using the interest rates as of December 31, 2012 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.

Income Taxes - Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. At December 31, 2012, unrecognized tax benefits of $19.1 million were classified on our consolidated balance sheet in Other non-current accrued liabilities and Non-current deferred income tax liabilities. We do not expect to make significant payments on these liabilities within the next year. For further information, refer to Note 15—“Income Taxes” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report.

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report. Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. At December 31, 2012 and December 31, 2011, we were in compliance with our debt covenants. Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) rate our debt as noninvestment grade and provide their view of WireCo’s outlook. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Revolving Loan Facility and Term Loan due 2017 – On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) that provides for a $335.0 million senior secured term loan ("Term Loan due 2017") and a $145.0 million senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of $3.4 million or 1.00%. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly fixed principal payments of $837,500.
Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 7.00%, respectively, as of December 31, 2012.
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

Polish Debt due 2014– With the acquisition of Drumet, we assumed debt with a face value of zł.91.7 million and €1.1 million (equivalent of $33.9 million at closing). These notes bear no interest and require varied installment payments each calendar year-end until December 31, 2014, the maturity date. We estimated the fair value of this non-interest bearing debt on the date of acquisition to be zł.75.0 million and €0.9 million (equivalent of $27.7 million at closing) using an effective interest rate of 10.00%.

9.5% Senior Notes. On May 19, 2010, we issued $275.0 million aggregate principal amount of unsecured 9.5% Senior Notes due May 15, 2017 ("9.5% Senior Notes") at an original issue discount of $6.8 million or 97.53% of their aggregate principal amount under the indenture governing the 9.5% Senior Notes (the “Indenture”). On June 10, 2011, we issued an additional $150.0 million aggregate principal amount of 9.5% Senior Notes at a premium of $6.2 million or 104.75% of their aggregate principal amount under the same Indenture. Interest on the 9.5% Senior Notes is due semi-annually on May 15th and November 15th of each year. The Indenture contains various covenants including, but not limited to, limitations on: indebtedness, dividends and other capital distributions, sale of assets, transactions with affiliates, liens and issuances of preferred stock.

The 9.5% Senior Notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 – 104.750%, 2014 – 102.375%, 2015 and thereafter – 100.000%. At any time prior to May 15, 2013, we may on any one or more occasions redeem up to 35% of the original aggregate principal amount of exchange notes at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of exchange notes remains outstanding immediately after the occurrence of such redemption; and that any such redemption occurs within 90 days of the date of the closing of such equity offering. At any time on or prior to May 15, 2013, the 9.5% Senior Notes may also be redeemed, in whole, or any portion thereof, at a redemption price equal to 100% of the principal amount of the 9.5% Senior Notes redeemed, plus any accrued and unpaid interest and an applicable premium representing the greater of 1.0% of the principal amount or the excess of the present value at such redemption date over the principal amount. Additionally, the holders of the 9.5% Senior Notes have the right to put the 9.5% Senior Notes to us at 101% of their principal amount in the event we have a change of control.

11.75% Senior Notes – On July 12, 2012, we completed the sale of $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 ("11.75% Senior Notes") in a private placement pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15th and November 15th of each year. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same guarantors that guarantee the Company’s existing 9.5% Senior Notes. We may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. We may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control occurs, we may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

CRITICAL ACCOUNTING POLICIES
The judgments, assumptions and estimates used by management to prepare U.S. GAAP consolidated financial statements are based on our historical experiences, current trends and understanding of current facts and circumstances. However, actual results could differ from our judgments, assumptions and estimates, and such differences could be material. Some of our accounting estimates are considered critical as they are both important to the portrayal of our financial condition and results, and require management to make significant, subjective and complex judgments. We believe the following accounting estimates are most critical to aid in fully understanding and evaluating our results. Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report expands upon the discussion of our accounting policies.

Impairment of property, plant and equipment and finite-lived intangible assets—We evaluate the recoverability of property, plant and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. On a quarterly basis, we review our long-lived asset groups for indicators such as a significant decrease in the market price of an asset group or a significant adverse change in the manner in which we are using an asset group or its physical condition. For purposes of this test, we group long-lived assets at the lowest level of identifiable cash flows, which we have determined to be our primarily geographic locations: U.S., Mexico, Germany, Portugal, Poland and the Netherlands. As our products are primarily sold through internal distribution facilities and are indistinguishable between manufacturing facilities, we are unable to perform this test by individual manufacturing facility. The recoverability of the carrying value is tested by estimating the undiscounted future cash flows anticipated to be generated by the particular asset(s) being tested for impairment. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for property, plant and equipment and finite-lived intangible assets. If the carrying amount exceeds its estimated undiscounted net cash flows, the asset’s carrying amount is reduced to its estimated fair value. The fair value is determined by discounting the estimated future cash flows using the appropriate discount rate for the asset or asset groups within the reporting unit. During the year ended December 31, 2012, management did not identify any indicators of impairment.

Impairment of goodwill and intangible assets—Annually or whenever events or changes in circumstances indicate that impairment may exist, we test goodwill and indefinite-lived intangible assets for impairment.  In 2012, we adopted the provisions of Accounting Standards Update 2012-2, Intangibles - Goodwill and Other (Topic 350) and performed our annual assessment as a qualitative assessment.  Under the new guidance, we assessed many of the same qualitative factors for our goodwill and indefinite-lived intangible assets to determine whether it was more likely than not that the fair value of the these assets were greater than their carrying amount. We make this assessment as of October 1st of each year and evaluate impairment indicators at each quarter end.  The 2012 assessment of goodwill and indefinite-lived intangible assets and 2011 assessment of goodwill consisted of a qualitative analysis in accordance with new guidance.  Subsequent to the Lankhorst acquisition, we reassessed the structure of our reporting units. As a result, the Company's reporting units for goodwill impairment testing purposes are the U.S, Mexico, Germany, Portugal, Poland, Lankhorst Engineering Products and Lankhorst Lifting Products, which is comprised of the maritime and offshore rope, yarn, composites, fishing, and Brazil operating segments that were able to be aggregated.  There was no assessment of the Polish reporting unit as no goodwill was recognized as part of the fair value assessment related to purchase price accounting.
As a result of the 2012 qualitative assessment, we concluded that it was more likely than not that there was no impairment to the goodwill or indefinite-lived intangible assets for any of our reporting units.  Qualitative factors considered for the 2012 assessment included, but were not limited to, macroeconomic conditions, such as gross domestic product, stock indices, construction spending trends and interest rates; revenue trends for the indefinite-lived trade name intangible assets, internal cost factors, such as operating margins and weighted average cost of capital; the overall financial performance of the reporting unit compared to operating plans and prior year results; and the results of past impairment tests.  We did not perform an impairment test over the Lankhorst reporting units as this was individually valued as a part of the purchase accounting performed in July 2012 and the business has been performing in line with the projections used to determine the business enterprise value.  Also, management performed a valuation of the Mexico reporting unit to support the sales price used to transfer ownership from one affiliate to another, which presented an increase in amount of the excess of fair value over carrying value ("cushion") from 2010.

As a result of the 2011 qualitative goodwill assessment, we concluded that it was more likely than not that there was no impairment to the goodwill for any of our reporting units other than our Portugal reporting unit acquired in November 2011. Qualitative factors considered in reaching this conclusion for the Portugal unit included the following factors: the business was recently acquired, the financial results were below plan and certain adverse macroeconomic factors that were impacting the region in which it operates. Accordingly, a step one evaluation of the fair market value of the Portugal reporting unit was performed. The Company developed an estimate of the fair value for this reporting unit using both a market approach and an income approach (Level 3 inputs per the fair value hierarchy). We relied on a number of factors when completing this impairment assessment including a review of discounted future cash flows, discount rate, royalty rates and weighted average cost of capital. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing and necessary capital expenditures. In determining an appropriate discount rate to apply to the estimated future cash flows, we consider the current interest rate environment and an estimated cost of capital.  The use of different assumptions or estimates from the above mentioned factors could produce different impairment amounts or none at all for indefinite-lived intangible assets and goodwill. At December 31, 2011, the estimated fair value of the Portugal reporting unit exceeded the book value by approximately 10%.
The 2010 assessment consisted of a quantitative analysis, in which the fair values of each of our reporting units exceeded their carrying amounts by a significant margin. We used a discounted cash flow analysis utilizing Level 3 inputs, to determine the fair value of the reporting units in 2010.  For 2013, we plan to adopt a rotation system for the fresh calculation of fair values for selected unit(s) based on management judgment.  The rotation interval will be based on factors such as the amount of the cushion in the most recent fair value calculation and financial performance among other factors.  We concluded that goodwill was not impaired during 2012, 2011 or 2010.  If future anticipated cash flows from our reporting units that recognized goodwill do not materialize as expected, our goodwill could be impaired, which could result in significant charges to earnings.

Valuation of intangibles associated with business combinations—We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed, including intangible assets, in a business combination. Under the income approach valuation technique, we primarily use variations of the discounted cash flow method, such as the relief from royalty method and excess earnings method to value intangibles. Judgment used in the valuation of intangible assets can include the cash flows that an asset is expected to generate per management’s projections, royalty rates, growth rates, customer attrition rates, obsolescence curve rates, present value factors, tax shield benefit factors, the weighted average cost of capital and discount rates. We believe that the assumptions made are comparable to those that market participants would use in making estimates of fair value. Additionally, determining the expected life of an intangible asset requires management’s judgment and is based on the evaluation of various factors, including the competitive environment and customer history. We have determined most of our trade names to have indefinite lives because we plan to use these names into perpetuity. If actual results are not consistent with our estimates, we may be exposed to impairment charges.

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
As more fully described in Note 15—“Income Taxes” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report, gross deferred tax assets were $60.0 million and $57.4 million as of December 31, 2012 and 2011, respectively, partially offset by a valuation allowance of $22.7 million and $18.1 million, respectively. The gross deferred tax assets generated in 2012 and 2011 primarily related to limitations on interest deductions in the U.S. and losses recognized in the U.S. and Portugal. The tax benefits arising from losses in the U.S. and Portugal and the tax benefit related to the interest deductions are partially offset by a valuation allowance as we do not expect to realize these tax benefits. Management evaluates the recoverability of these future tax deductions by reviewing book earnings for the prior three years as well as future expected taxable income by jurisdiction. Future taxable income is considered from all sources, including the scheduling of the reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These estimates of future taxable income inherently require significant judgment. Management uses historical experience and short and long-range business forecasts to develop such estimates. In jurisdictions where there is a three year historical cumulative book loss, management does not rely on future book income projections to determine if a deferred tax asset will be realized because this is considered to be a significant piece of negative evidence. For these jurisdictions, only the future reversals of existing temporary differences as well as tax planning strategies that would be implemented, if necessary, are considered to determine if deferred tax assets will be realized.

RECENTLY ISSUED ACCOUNTING STANDARDS
None applicable.
On April 5, 2012, the Jumpstart Our Business Startups Act (JOBS Act) was signed into law. The Company qualifies as an emerging growth company as defined in the JOBS Act. As such, the Company has elected to delay compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rate Risk. Variable-rate indebtedness totaled $384.4 million at December 31, 2012. Our Term Loan due 2017 and Revolving Loan Facility contain variable rate debt which accrues interest based on target interest indexes (prime rate, federal funds rate and LIBOR) subject to certain floors, plus an applicable spread as set forth in the respective credit agreements. Our variable rate debt may be sensitive to fluctuations in interest rates. In our present condition, a hypothetical 10% increase in LIBOR would not result in any additional interest expense as the current variable rate would still be below the 1.25% LIBOR floor on our Term Loan due 2017 balance. Also, a hypothetical 10% increase in the prime rate on our borrowings under the Revolving Loan Facility would not have a material impact on interest expense considering outstanding borrowing amounts at December 31, 2012. Actual changes in interest rates may differ from hypothetical changes. In practice, as markets move, we may manage our risk by adjusting hedging strategies as appropriate.

Commodity Price Risk. In our manufacturing operations, we rely heavily on certain raw materials (principally high carbon steel rod, polymers and synthetic fibers) and energy sources (principally, electricity, natural gas and propane). We are exposed to changes in the prices of these raw materials and energy sources due to, among other things, fluctuations in foreign and domestic production capacity, availability, consumption and foreign currency exchange rates. Our raw material and energy costs are unpredictable and subject to a variety of factors outside our control. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We intend to continue to pass through these price changes for the foreseeable future.

Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars.  The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations, primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, Polish złoty or Mexican peso. At December 31, 2012, we had intercompany loans that required remeasurement in the aggregate amount of $488.8 million. For the year ended December 31, 2012, we recognized unrealized foreign currency exchange gains of $28.1 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $48.4 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $7.0 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $9.5 million. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
WireCo WorldGroup (Cayman) Inc.:
We have audited the accompanying consolidated balance sheets of WireCo WorldGroup (Cayman) Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income and loss, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WireCo WorldGroup (Cayman) Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Kansas City, Missouri
March 29, 2013

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$49,244	$27,663
Restricted cash	4,254	—
Accounts receivable, net	152,998	108,607
Other receivables	5,923	3,499
Inventories, net	247,559	187,544
Prepaid expenses and other current assets	8,584	6,919
Current deferred income tax assets	5,128	3,422
Total current assets	$473,690	$337,654
Property, plant and equipment, net	372,461	236,146
Intangible assets, net	162,876	109,773
Goodwill	197,437	168,831
Investments in non-consolidated affiliates	2,768	—
Deferred financing fees, net	27,923	19,192
Non-current deferred income tax assets	121	3,437
Other non-current assets	12,984	10,670
Total assets	$1,250,260	$885,703
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$16,101
Short-term borrowings	1,594	—
Current maturities of long-term debt	20,653	13,416
Interest payable	6,576	6,481
Accounts payable	83,086	59,741
Accrued compensation and benefits	16,697	14,765
Acquisition installments	—	9,802
Current deferred income tax liabilities	411	24
Other current accrued liabilities	19,068	14,617
Total current liabilities	$148,085	$134,947
Long-term debt, excluding current maturities	893,217	565,044
Non-current deferred income tax liabilities	65,291	28,963
Other non-current accrued liabilities	31,655	27,213
Total liabilities	$1,138,248	$756,167
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,053,174 and 2,004,005 shares issued and outstanding, respectively, at December 31, 2012; 2,011,411 shares issued and outstanding at December 31, 2011	$21	$20
Additional paid-in capital	219,137	216,924
Accumulated other comprehensive loss	(24,028)	(34,392)
Accumulated deficit	(68,350)	(52,886)
Treasury stock, at cost; 49,169 shares at December 31, 2012	(14,465)	—
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$112,315	$129,666
Non-controlling interests	(303)	(130)
Total stockholders’ equity	$112,012	$129,536
Total liabilities and stockholders’ equity	$1,250,260	$885,703
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net sales	$742,689	$604,927	$447,678
Cost of sales	(578,934)	(446,354)	(329,147)
Gross profit	163,755	158,573	118,531
Other operating expenses:
Selling expenses	(32,527)	(26,067)	(17,520)
Administrative expenses	(71,267)	(62,330)	(47,221)
Amortization expense	(14,766)	(13,167)	(12,436)
Total other operating expenses	(118,560)	(101,564)	(77,177)
Operating income	45,195	57,009	41,354
Other income (expense):
Interest expense, net	(64,842)	(51,063)	(33,720)
Equity in loss of non-consolidated affiliates, net	(3,525)	(33,015)	(16,726)
Foreign currency exchange gains (losses), net	20,170	(12,445)	(3,050)
Loss on extinguishment of debt	(2,358)	(5,654)	(6,520)
Other income (expense), net	1,063	(523)	(1,073)
Total other expense, net	(49,492)	(102,700)	(61,089)
Loss before income taxes	(4,297)	(45,691)	(19,735)
Income tax benefit (expense)	(13,877)	(5,016)	13,170
Net loss	(18,174)	(50,707)	(6,565)
Less: Net loss attributable to non-controlling interests	(2,710)	(1,142)	(310)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(15,464)	$(49,565)	$(6,255)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net loss	$(18,174)	$(50,707)	$(6,565)
Other comprehensive loss:
Foreign currency translation gain (loss)	10,963	(17,620)	3,166
Pension and other post-employment benefits	136	(1,047)	—
Comprehensive (loss)	$(7,075)	$(69,374)	$(3,399)
Less: Comprehensive income (loss) attributable to non-controlling interests	(2,521)	(251)	103
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(4,554)	$(69,123)	$(3,502)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common stock
	Par value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	WireCo WorldGroup (Cayman) Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
Balance, December 31, 2009	$20	$209,922	$(19,039)	$2,934	$—	$193,837	$1,470	$195,307
Amortization of share-based compensation	—	3,161	—	—	—	3,161	—	3,161
Other comprehensive income	—	—	3,063	—	—	3,063	103	3,166
Net loss	—	—	—	(6,255)	—	(6,255)	(310)	(6,565)
Balance, December 31, 2010	$20	$213,083	$(15,976)	$(3,321)	$—	$193,806	$1,263	$195,069
Amortization of share-based compensation	—	3,841	—	—	—	3,841	—	3,841
Other comprehensive loss	—	—	(18,416)	—	—	(18,416)	(251)	(18,667)
Net loss	—	—	—	(49,565)	—	(49,565)	(1,142)	(50,707)
Balance, December 31, 2011	$20	$216,924	$(34,392)	$(52,886)	$—	$129,666	$(130)	$129,536
Increase in non-controlling interests from business acquisition	—	—	—	—	—	—	2,385	2,385
Purchase of non-controlling interest	—	—	—	—	—	—	(535)	(535)
Common stock issued related to exchange rights (1)	1	47	(546)	—	—	(498)	498	—
Repurchase of common stock	—	—	—	—	(14,465)	(14,465)	—	(14,465)
Exercise of stock options	—	700	—	—	—	700	—	700
Amortization of share-based compensation	—	1,466	—	—	—	1,466	—	1,466
Other comprehensive income	—	—	10,910	—	—	10,910	189	11,099
Net loss	—	—	—	(15,464)	—	(15,464)	(2,710)	(18,174)
Balance, December 31, 2012	$21	$219,137	$(24,028)	$(68,350)	$(14,465)	$112,315	$(303)	$112,012

(1) For additional details on this transaction, refer to Note 11—“Shareholders' Equity”

The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(18,174)	$(50,707)	$(6,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47,493	39,224	34,247
Amortization of debt issuance costs, discounts and premium	7,931	6,271	3,430
Loss on extinguishment of debt	2,358	5,654	6,520
Equity in loss of non-consolidated affiliates, net	3,525	33,015	16,726
Shared-based compensation	1,466	3,841	3,161
Other noncash items	(893)	185	—
Unrealized foreign currency exchange losses (gains), net	(28,085)	11,866	5,598
Realized foreign currency transaction gain on investments	—	—	(3,229)
Provision for deferred income taxes	5,540	(5,223)	(21,453)
Changes in assets and liabilities, net of business acquired and disposed:
Accounts receivable	9,935	(14,811)	(12,113)
Inventories	12,361	(32,752)	(21,512)
Prepaids and other assets	(3,194)	4,368	(7,935)
Interest payable	(212)	2,613	(2,008)
Accounts payable	(19,531)	10,790	13,336
Other accrued liabilities	(6,966)	(3,681)	(12,554)
Net cash provided by (used in) operating activities	$13,554	$10,653	$(4,351)
Cash flows from investing activities:
Capital expenditures	(41,422)	(23,962)	(17,901)
Acquisition of business, net of cash acquired	(169,243)	(51,813)	(80,888)
Investments in non-consolidated affiliates	(3,136)	(17,560)	(3,537)
Proceeds from sale of business	3,569	—	—
Net cash used in investing activities	$(210,232)	$(93,335)	$(102,326)
Cash flows from financing activities:
Principal payments on long-term debt	(5,971)	(1,766)	(1,897)
Proceeds from issuance of long-term debt	414,150	157,125	333,205
Debt issuance costs paid	(16,819)	(8,790)	(14,988)
Retirement of long-term debt	(158,468)	(132,814)	(163,200)
Amendment fees paid to third-parties	—	(1,495)	(1,580)
Net borrowings (repayments) under former revolving credit agreements	(44,696)	44,696	(10,556)
Borrowings under current Revolving Loan Facility	181,016	—	—
Repayments under current Revolving Loan Facility	(130,740)	—	—
Acquisition installment payments	(9,418)	—	—
Purchase of non-controlling interest	(690)	—	—
Repurchase of common stock	(14,465)	—	—
Proceeds from exercise of stock options	700	—	—
Net cash provided by financing activities	$214,599	$56,956	$140,984
Effect of exchange rates on cash and cash equivalents	3,660	(491)	3,245
Increase (decrease) in cash and cash equivalents	$21,581	$(26,217)	$37,552
Cash and cash equivalents, beginning of year	27,663	53,880	16,328
Cash and cash equivalents, end of year	$49,244	$27,663	$53,880
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$60,589	$43,462	$34,772
Cash paid for income taxes, net of refunds	8,733	12,454	15,632
Debt and capital leases assumed from business acquired	62,660	38,393	—
Acquisition installments	—	10,639	—
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)

(1) Organization and Description of the Business
The financial information included in this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest (the “Company”). WireCo WorldGroup (Cayman) Inc., an exempted company incorporated under the laws of the Cayman Islands, is a holding company. The Company manufactures and sells steel and synthetic rope, electromechanical cable ("EMC"), fabricated products, specialty steel wire, synthetic yarns and engineered products to various end markets including oil and gas (both offshore and onshore), mining, infrastructure, crane, fishing, marine and other general industrial end markets. These products are marketed under well-known brands such as Union™, CASAR®, Lankhorst®, Camesa®, Euronete™, Oliveira™, MacWhyte®, Phillystran®, Drumet™ and Wireline Works™. The Company has manufacturing locations in North America and Europe. Also, the Company has a majority owned location in Brazil and participates in four joint ventures with facilities located in Spain, Greece, India and China for the manufacturing, marketing and sale of specialty steel wire, steel and synthetic ropes and synthetic yarns.

(2) Summary of Significant Accounting Policies

(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including two entities which are not wholly-owned, but which the Company has control. Non-controlling interests are representative of current and former management members owning 3.3% of the outstanding, non-voting shares of WireCo WorldGroup U.S. Holdings, Inc. (formerly known as WRCA U.S. Holdings, Inc. )(“US Holdings”), an indirect subsidiary of the Company, and a 20.0% investment in Lankhorst Euronete - Indústria e Comércio Itda in Brazil. Non-controlling interests are presented as a component of stockholders’ equity, net loss and comprehensive loss for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

(b)Basis of Presentation
The consolidated financial statements have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).

(c)Management Estimates
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

(d)Comparability of Prior Year Financial Data due to Immaterial Corrections of Errors
Prior to 2012, the Company had not capitalized interest on construction in progress for property, plant and equipment at the Company’s Mexican subsidiaries. In 2012, the Company recorded an entry that decreased interest expense (decreasing net loss and reducing accumulated deficit) and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously reported periods. The adjustment is reflected in Other noncash items as a reconciling item in the consolidated statement of cash flows. The Company recorded depreciation expense of $415 related to this adjustment during the three months ended March 31, 2012.
During the fourth quarter of 2012, the Company corrected an error in the calculation of the valuation allowance required for deferred tax assets, resulting in an increase to income tax expense (increasing net loss and accumulated deficit) of $2,100, of which $200 and $1,900 related to 2011 and 2010, respectively. These errors were not material to the current and any previously reported periods.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(e)Cash, Cash Equivalents and Restricted Cash
Cash and all highly liquid investments with an original maturity of three months or less are classified as cash and cash equivalents. Cash balances are recorded net of book overdrafts when a bank right-of-offset exists. All other book overdrafts are recorded in accounts payable. The change in book overdrafts is reported as a component of cash flows from operating activities. Book overdrafts are checks issued, but not presented to banks in excess of cash balances.
The Company maintains restricted cash deposits to support product performance guarantees issued to certain customers. These restricted cash deposits are included in a separate financial statement line item on the consolidated balance sheet.

(f)Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the specific identification of receivables the Company considers at risk, and for all other customers, management considers historical losses, current aging of receivables and existing economic conditions. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. In order to reduce the risk of the inability to collect, the Company maintains credit insurance on certain receivables.
Below is a rollforward of the allowance for doubtful accounts:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,294	$2,446	$2,270
Charged to operations	1,733	515	753
Deductions from reserve	(692)	(566)	(477)
Effect of exchange rate changes	81	(101)	(100)
Balance at end of year	$3,416	$2,294	$2,446

(g)Inventories
Inventories are stated at the lower of cost or market determined using the first-in, first-out (“FIFO”) method, net of reserves for obsolete and slow-moving inventory. Inventory costs include raw materials, labor and allocated manufacturing overhead.

(h)Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for additions to plant facilities, extend useful lives or that significantly increase productive capacity are capitalized. The cost of minor tools and equipment and repair and maintenance costs are expensed as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Asset category	Useful life
Buildings and improvements	10	-	40 years
Machinery and equipment	5	-	20 years
Transportation and other equipment	5	-	10 years
Capitalized software and other IT equipment	2	-	7 years
Furniture, fixtures and office equipment	2	-	5 years
Leasehold improvements and equipment under capital leases, which are recorded at the present value of minimum lease payments, are depreciated on a straight-line basis over the estimated useful life of the asset or the life of the lease, whichever is shorter. No provision for depreciation is made on construction in progress until such time as the relevant asset is complete and ready for its intended use. The Company capitalizes interest on qualified construction projects.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset group may not be fully recoverable. For purposes of this test, long-lived assets are grouped at the lowest level of identifiable cash flows. Recoverability of an asset group considered to be held-and-used is determined by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the use of the asset. If the carrying amount exceeds its estimated undiscounted net cash flows, the asset group’s carrying amount is reduced to its estimated fair value.

(i)Intangible Assets
The cost of intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives and are evaluated for impairment in accordance with the Company’s policy for long-lived assets as discussed above for property, plant and equipment.
The estimated useful lives of the respective classes of finite-lived intangible assets is as follows:

Asset category	Useful life
Customer relationships	5	-	20 years
Trade names	15 years
Patented and unpatented technology	5	-	20 years
Other	7 years
Intangible assets with indefinite lives are not amortized, but are reviewed at least annually, or more frequently as indicators warrant for impairment. In 2012, the Company early adopted authoritative guidance that allows the Company to utilize a qualitative approach to test indefinite-lived intangibles for impairment. The Company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the qualitative assessment determines that it is “more likely than not” that the asset is impaired. Impairment of intangible assets with indefinite lives occurs when the carrying amount of the intangible asset exceeds its fair value. If impaired, the asset’s carrying amount is reduced to its fair value.

(j)Goodwill
Goodwill is an asset representing the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is not amortized, but instead tested for impairment at least annually, or when a triggering event occurs between annual impairment tests. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If an election is made not to perform the qualitative assessment or the qualitative assessment indicates it is more likely than not that the fair value is less than the carrying amount, the Company is required to perform step one of the two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company performs its annual assessment of the recoverability of goodwill as of October 1st. The Company's reporting units for goodwill impairment testing purposes are the following operating segments: U.S, Mexico, Germany, Portugal, Poland, Lankhorst Engineering Products and Lankhorst Lifting Products. Lankhorst Lifting Products is comprised of the maritime and offshore rope, yarn, composites, fishing and majority owned location in Brazil operating segments that were able to be aggregated.

(k)Investments in Non-consolidated Affiliates
The equity method of accounting is used for all entities in which the Company has significant influence, but not a controlling interest. Investments are initially recorded at cost, but are subsequently adjusted to recognize the Company's share of the earnings or losses and changes in capital. The Company reviews the investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the fair value of the investment. The

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Company also evaluates less-than-majority-owned investments for consolidation pursuant to consolidation and variable interest entity guidance. A variable interest entity that consolidates the variable interest entity is called the primary beneficiary.
(l)Debt Issuance Costs
For revolving credit agreements, all costs are capitalized and amortized using the straight-line method over the term of the debt instrument as additional interest expense. All fees associated with the incurrence of other indebtedness are capitalized and amortized using the effective interest method over the term of the debt instrument. For non-substantial debt modifications to debt agreements other than revolving credit agreements, only fees paid directly to the lender are capitalized and amortized using the effective interest method over the term of the debt as additional interest expense. Third-party fees associated with non-substantial debt modifications (i.e. attorney fees) are expensed as incurred in either Administrative expenses or Loss on Extinguishment of Debt depending on the facts and circumstances. Original debt issuance discounts are recorded as a direct deduction from the face amount of the debt and amortized using the effective-interest method over the term of the debt instrument as additional interest expense. Premiums are recorded as an accretion to the face amount of the debt and amortized using the effective-interest method over the term as a reduction to interest expense.

(m)Fair Value of Financial Instruments
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

(n)Derivative Instruments
Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities. Changes in the fair value of derivatives that do not qualify for hedge accounting are recorded through current earnings.

(o)Revenue Recognition
The significant majority of revenues from the sale of inventories are recognized when the inventories are shipped and the customer takes ownership and assumes the risk of loss, collection of the revenue is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain long-term synthetic rope manufacturing contracts. An allowance for sales returns is recorded as a reduction to revenue.
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(p)Share-based Compensation
Share-based compensation expense, which include grants of stock options to employees and directors, is measured at the grant date fair value of the award using the Black-Scholes model. Share-based compensation expense for service-based awards is recognized on a straight-line basis over the vesting periods in which the awards are earned. Share-based compensation expense for performance-based awards is recognized when the performance conditions are considered probable.

(q)Pension and Post-employment Plans
The Company provides pension and other post-employment benefits to certain active and former employees. These benefits are expensed as such obligations are incurred. The recognition of expense is impacted by estimates made by management. Significant assumptions in measuring the benefit obligations and costs include: discount rates, mortality rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate. The Company recognizes the funded status of defined pension and post-employment plans in the consolidated balance sheet. The funded status is measured as the difference between the fair market value of the plan assets and the benefit obligation. Any translational asset/liability, prior service cost/credit or actuarial gain/loss that has not yet been recognized as a component of net periodic cost is recognized in other comprehensive loss. Accumulated other comprehensive loss will be adjusted as these amounts are subsequently recognized as a component of net periodic benefit cost in future periods.

(r)Income Taxes
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
The Company has not provided income taxes on the undistributed operating earnings of its foreign subsidiaries since the earnings will be reinvested indefinitely or the earnings will be remitted in a tax-free transaction.

(s)Foreign Currency
The financial statements of foreign subsidiaries for which the functional currency is not the U.S. dollar are translated to U.S. dollars using (i) exchange rates in effect at period-end for assets and liabilities and (ii) average exchange rates during the period for revenues and expenses. Adjustments resulting from translation of such financial statements are reflected in other comprehensive loss.
Gains and losses on foreign currency transactions are included in the consolidated statements of operations. The Company has intercompany loans that require remeasurement and the maturities of these loans are planned and expected in the foreseeable future and are remeasured through the consolidated statements of operations.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(t)New Accounting Pronouncements Adopted During 2012
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-4 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-4 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this new guidance in January 2012 with no material impact to the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-5 requires an entity to present total net income and its components, total other comprehensive income and its components and total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this new guidance in 2012. The accompanying consolidated financial statements include separate Consolidated Statements of Comprehensive Loss and the Company’s Condensed Consolidating Financial Statements set forth in Note 20—“Condensed Consolidating Financial Statements” present net income/loss and comprehensive income/loss in a single continuous statement.
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

Lankhorst
On July 12, 2012, the Company acquired 100% of the outstanding shares of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”). Lankhorst is a manufacturer of primarily synthetic rope, yarns and engineered products with manufacturing operations, including joint ventures, in Portugal, the Netherlands, Germany, France, Brazil, India and Greece. The acquisition of Lankhorst significantly expanded the Company's manufacturing capacity of synthetic ropes, provided technical product expertise and research and development capabilities and continued to diversify the Company’s business mix by product, geography and end market. Total consideration for this transaction was $231,585, net of cash acquired, using the exchange rate in effect on July 12, 2012. The Company paid cash of $169,243 and assumed debt of $62,342.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

We finalized the allocation of the purchase price in the fourth quarter of 2012 with the following changes to the preliminary purchase price allocation: intangible assets and working capital increased $900 and $431, respectively, and property, plant and equipment, deferred income taxes and goodwill decreased $530, $488 and $313, respectively,

The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the identifiable intangible assets and goodwill were non-deductible for tax purposes. The allocation of the purchase price was as follows:

Working capital, net of cash acquired	$71,788
Property, plant and equipment	104,654
Investments in non-consolidated affiliates	2,625
Intangible assets (1)	60,060
Goodwill (2)	25,355
Other non-current liabilities, net	(692)
Assumed debt	(62,342)
Deferred income taxes	(29,820)
Non-controlling interests	(2,385)
Net assets acquired	$169,243

(1)
The identifiable intangible assets acquired consist of two trade names, Lankhorst and Euronete, valued at $30,811, in-process research and development of $330, customer relationships of $21,757 and developed technology of $7,162. The trade names are classified as indefinite-lived intangibles and, therefore, are not amortized. Amortization of the in-process research and development intangible will occur upon completion of the projects. The customer relationships are being amortized on a straight-line basis over the weighted-average amortization period of 9 years (estimated useful lives ranging from 5 to 20 years). The developed technology is being amortized on a straight-line basis over the weighted-average amortization period of 12 years (patent lives ranging from 7 to 18 years).

(2) Goodwill arising from the acquisition is primarily attributed to anticipated synergies and other intangibles that do not qualify for separate recognition. The Company allocated $8,544 of the total goodwill balance to its Lifting Products reportable segment and $16,811 to the all other category.
Operating results of Lankhorst are included in the consolidated statement of operations since the date of acquisition. The Company expensed $11,082 of direct acquisition costs associated with this acquisition in Administrative expenses for the year ended December 31, 2012.
On October 12, 2012, we acquired the remaining 40% of Lankhorst Euronete Australia Pty. Ltd., a joint venture located in Australia, for cash consideration of $661 Australian dollars (USD equivalent of $690) and debt assumed of $305 Australian dollars (USD equivalent of $318). Previously, this subsidiary was consolidated with the portion not owned by the Company reflected as non-controlling interests. On November 12, 2012, the Company disposed of Lankhorst's yachting division for €2,750 (USD equivalent of $3,569) and recognized a loss on disposal of €264 (USD equivalent of $382).

Drumet
On July 18, 2011, the Company acquired 100% of the outstanding shares of Drumet Liny i Druty spółka z ograniczoną odpowiedzialnością (“Drumet”). Drumet is a manufacturer of steel wire ropes, specialty steel wire and staple band with a production facility in Poland and distribution facilities in Slovakia and the Czech Republic. The acquisition of Drumet expanded the Company’s sales presence in Eastern Europe, introduced another brand to the Company’s existing portfolio, offered a low-cost labor base and reduced the Company’s dependence on external wire suppliers. Total consideration for this transaction was approximately $100,845, net of cash acquired. The Company paid cash of $51,813 at closing and $10,639 in acquisition installments during the year ended December 31, 2012, and assumed debt consisting of non-interest bearing debt and certain machinery and equipment leases with an estimated fair value of approximately $38,393.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the identifiable intangible assets were non-deductible for tax purposes. The allocation of the purchase price was as follows:

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

No goodwill was recognized in connection with this acquisition. Prior to the purchase, Drumet’s assets were not fully utilized as the target market was limited primarily to European customers. Since this was not a forced liquidation or distressed sale, and both the buyer and seller were well informed and acting in their own best interests, the Company concluded that this was not a bargain purchase. Management reviewed the assets and liabilities acquired and the assumptions used to estimate their fair value and determined that the estimated fair value of the buildings, machinery and equipment and intangible assets acquired should be reduced for the effects of the underutilization based on their relative fair market value to the total fair market value for these asset groups. No goodwill was recognized in connection with this acquisition.
Operating results of Drumet are included in the consolidated statements of operations since the date of acquisition. The Company expensed $4,983 of direct acquisition costs associated with this acquisition in Administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company, Lankhorst and Drumet as though the businesses had been acquired as of the beginning of the earliest period presented. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods, or that may result in the future.

	Years ended December 31,
	2012	2011
	(unaudited)	(unaudited)
Net sales	$863,742	$894,126
Net loss	(16,432)	(65,087)
The pro forma amounts above reflect adjustments, net of related income tax effects, for amortization of the inventory fair value step-up, depreciation on property, plant and equipment, amortization of intangible assets and interest on acquisition-related borrowings. Direct acquisition costs are not included in the pro forma results as they have no continuing impact on operations.

Oliveira
On November 16, 2010, the Company acquired all of the issued shares of Luís Oliveira Sá – SGPS, S.A. (“Oliveira”), a steel and synthetic rope manufacturer with facilities in Portugal and the Netherlands for cash consideration of $80,888, net of cash acquired. Oliveira is a manufacturer of synthetic ropes targeted at offshore oil and gas industry applications and steel ropes for the fishing and crane markets. The acquisition of Oliveira diversified the Company’s product offerings, geographic sales reach and end markets served.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

The acquisition was accounted for as a non-taxable purchase transaction and accordingly, the identifiable intangible assets, including goodwill, were non-deductible for tax purposes. The allocation of the purchase price was as follows:

Working capital, net of cash acquired	$27,191
Property, plant and equipment	44,321
Intangible assets (1)	13,748
Goodwill (2)	15,860
Other non-current assets	413
Liabilities assumed	(6,112)
Deferred income taxes	(14,533)
Net assets acquired	$80,888

(1)
The identifiable intangible assets acquired consist of the Oliveira trade name valued at $8,031,with an indefinite life; customer relationships valued at $3,540 ,with an estimated life of 15 years; and purchased technology valued at $2,177, with an estimated life of 10 years.

(2)
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

(4) Inventories
The major classes of inventories were as follows as of the dates indicated:

	December 31, 2012	December 31, 2011
Raw materials	$82,558	$77,033
Work in process	22,906	14,287
Finished goods, net	142,095	96,224
Inventories, net	$247,559	$187,544

(5) Property, Plant and Equipment
The components of property, plant and equipment were as follows as of the dates indicated:

	December 31, 2012	December 31, 2011
Land	$54,326	$36,640
Buildings and improvements	123,986	74,263
Machinery and equipment	256,613	165,295
Transportation and other equipment	4,948	4,243
Capitalized software and other IT equipment	14,843	12,968
Furniture, fixtures and office equipment	10,687	8,839
Construction in progress	26,179	18,902
Property, plant and equipment	491,582	321,150
Less: Accumulated depreciation	(119,121)	(85,004)
Property, plant and equipment, net	$372,461	$236,146

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Depreciation expense was $32,727, $26,057 and $21,811 for the years ended December 31, 2012, 2011 and 2010, respectively. Depending on the nature and use of the asset, depreciation expense is recorded in Cost of sales, Selling expenses and Administrative expenses in the accompanying consolidated statements of operations.

(6) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$130,433	$(67,382)	$63,051
Trade name	682	(265)	417
Patented and unpatented technology	23,792	(7,760)	16,032
Other	6,320	(5,961)	359
Total finite-lived intangible assets	$161,227	$(81,368)	$79,859
Indefinite-lived Asset
Trade names	83,017		83,017
Total intangible assets	$244,244	$(81,368)	$162,876

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$105,191	$(53,477)	$51,714
Trade name	682	(220)	462
Patented and unpatented technology	15,739	(6,449)	9,290
Other	6,002	(5,835)	167
Total finite lived intangible assets	$127,614	$(65,981)	$61,633
Indefinite-lived Asset
Trade names	48,140		48,140
Total intangible assets	$175,754	$(65,981)	$109,773
Amortization of intangible assets was $14,766, $13,167 and $12,436 for the years ended December 31, 2012, 2011 and 2010, respectively.
Using the exchange rates in effect at year end, estimated amortization of intangible assets as of December 31, 2012 was as follows:

2013	$16,054
2014	11,085
2015	10,195
2016	9,951
2017	8,060
Thereafter	24,514
Total	$79,859

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

The changes in the carrying value of goodwill were as follows as of the dates indicated:

	Lifting Products	All other	Total
December 31, 2010	$170,150	$—	$170,150
Foreign currency translation and other	(1,319)	—	(1,319)
December 31, 2011	$168,831	$—	$168,831
Goodwill resulting from acquisition	8,544	16,811	25,355
Foreign currency translation	1,849	1,402	3,251
December 31, 2012	$179,224	$18,213	$197,437

(7) Investments in Non-consolidated Affiliates
Investments in Non-consolidated Affiliates is comprised of the Company's interests in the partially-owned affiliates described in the table below:

Name	Ownership percentage	Location
WISCO WireCo Wire Rope Co., Ltd.	65%	China
Lankhorst Euronete Espana SA	50%	Spain
Lankhorst Euronete India Private Limited	50%	India
Eurorope Performance Rope Producers SA	50%	Greece
These investments are accounted for using the equity method. WISCO WireCo Wire Rope Co., Ltd. ("China JV") qualifies as a variable interest entity, but the Company is not the primary beneficiary as the minority rights granted by the joint venture agreement represent substantive participation rights that preclude the Company’s ability to effectively control the joint venture’s principal business activities. Such substantive participation rights include selecting, terminating and setting the compensation of management and determining and amending financial budgets.
The investment in the China JV is valued at $0; therefore, the Company has discontinued applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. Due to the continued losses and reduced liquidity, there is substantial doubt as to the China JV’s ability to continue as a going concern. As of December 31, 2012, the Company has no exposure to loss as a result of its involvement with the China JV. The Company does not guarantee the debts of the China JV in whole or in part. The Company’s share in the losses of the investment was $18,054 and $9,226 for the years ended December 31, 2011 and 2010, respectively. Also, the Company recorded an other than temporary impairment charge of $6,646 and $7,500 for the year ended December 31, 2011 and 2010, respectively, which was included in Equity in loss of non-consolidated affiliates, net. As of December 31, 2012, the Company has no additional exposure to loss as a result of its involvement with the China JV.
During 2012 and preceding years, the Company made advances to the China JV. These advances to the China JV related primarily to professional services and capital expenditures the Company paid on behalf of the China JV and travel expenses of Company employees assisting with training, engineering and other matters. During 2012 and 2011, the Company fully reserved $3,466 and $8,315, respectively, against these advances, which was recorded in Equity in loss of non-consolidated affiliates, net in the accompanying statements of operations. Management determined it probable that the Company will be unable to collect all amounts due according to the original terms of the advances to the China JV. During 2011, the Company contributed $15,000 in exchange for an increase in the Company's ownership interest in the China JV from 51% to 65%.
The China JV was the only non-consolidated affiliate considered significant for the years ended December 31, 2011 and 2010. The China JV's separate annual financial statements for 2012 and the years ended December 31, 2011 and 2010 are included in exhibit 99.1 and 99.2, respectively.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(8) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	December 31, 2012	December 31, 2011
Borrowings under revolving credit facilities	$50,276	$44,696
Polish Debt due 2014	25,882	28,034
Term Loan due 2014	—	99,250
Term Loan due 2017	334,163	—
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	—
Other indebtedness	575	658
Total debt at face value	$918,396	$597,638
Less: Unamortized discount, net	(4,526)	(3,077)
Less: Current maturities of long-term debt	(20,653)	(13,416)
Less: Borrowings under revolving credit facilities classified as current	—	(16,101)
Total long-term debt	$893,217	$565,044
Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of December 31, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. Certain of the Company's debt agreements contain cross default provisions whereby the default of any agreement will result in the default of all agreements.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335,000 senior secured term loan (“Term Loan due 2017”) and a $145,000 senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at an original issue discount of 1.00% or $3,350. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly fixed principal payments of approximately $838 and if applicable, an annual excess cash flow payment as defined in the Credit Agreement. There were no amounts due under the excess cash flow calculation at December 31, 2012.
Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 7.00%, respectively, as of December 31, 2012. The Company’s availability under the Revolving Loan Facility was $94,724 at December 31, 2012. Cash flows under the Revolving Loan Facility are presented gross based on the terms of the arrangement.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, but not limited to: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default.

Polish Debt
With the acquisition of Drumet on July 18, 2011, the Company assumed long-term debt with a face value of zł.91,700 and €1,100 (equivalent of $33,864 at closing) (“Polish Debt”). The Polish Debt bears no interest and requires varied installment payments each calendar year-end until December 31, 2014, the maturity date. The Company estimated the fair value of this non-interest bearing debt on the date of acquisition to be zł.74,998 and €897 (equivalent of $27,692 at closing) using an effective interest rate of 10.00%. The discounted value of the Polish Debt is accreted to the face value of the debt through interest expense.

9.5% Senior Notes
On May 19, 2010, the Company issued $275,000 aggregate principal amount of unsecured 9.5% Senior Notes due May 15, 2017 ("9.5% Senior Notes") at an original issue discount of $6,795 or 97.53% of their principal amount under the indenture governing the 9.5% Senior Notes (the “Indenture”). On June 10, 2011, the Company issued an additional $150,000 aggregate principal amount of unsecured 9.5% Senior Notes at a premium of $6,236 or 104.75% of their aggregate principal amount under the Indenture. Interest on the 9.5% Senior Notes is due semi-annually on May 15th and November 15th of each year. The effective interest rate on the aggregate principal amount of 9.5% Senior Notes, including debt issuance costs, is 10.39%. Special interest of $1,396 and $493 pursuant to the registration rights agreement is reflected in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.
The 9.5% Senior Notes are redeemable at the Company’s option, in whole or in part, at any time on or after May 15, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 – 104.750%, 2014 – 102.375%, 2015 and thereafter – 100.000%. At any time prior to May 15, 2013, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of exchange notes at a redemption price equal to 109.50% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; provided that at least 65% of the original aggregate principal amount of exchange notes remains outstanding immediately after the occurrence of such redemption; and that any such redemption occurs within 90 days of the date of the closing of such equity offering. At any time on or prior to May 15, 2013, the 9.5% Senior Notes may also be redeemed, in whole, or any portion thereof, at a redemption price equal to 100% of the principal amount of the 9.5% Senior Notes redeemed, plus any accrued and unpaid interest and an applicable premium representing the greater of 1.0% of the principal amount or the excess of the present value at such redemption date over the principal amount. Additionally, the holders of the 9.5% Senior Notes have the right to put the 9.5% Senior Notes to the Company at 101% of their principal amount in the event the Company has a change of control.
The Indenture contains various covenants including, but not limited to, limitations on: indebtedness, dividends and other capital distributions, sale of assets, transactions with affiliates, liens and issuances of preferred stock. The 9.5% Senior Notes are senior unsecured obligations that rank equally in right of payment with all of the Company's existing and future senior debt and the 9.5% Senior Notes are senior to the Company's existing and future subordinated debt.

11.75% Senior Notes
On July 12, 2012, the Company completed the sale of $82,500 aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights. Interest on the 11.75% Senior Notes is payable semiannually in arrears on May 15th and November 15th of each year. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time prior to May 15, 2013 at a price equal to 100% of the principal amount plus accrued and unpaid interest and a customary make-whole premium. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at a redemption price

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

equal to 100% of the principal amount, plus accrued and unpaid interest to the redemption date, plus a premium declining over time to zero as set forth in the Note Purchase Agreement. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same guarantors that guarantee the Company’s existing 9.5% Senior Notes.

Debt Extinguished in 2012
Borrowings Under Revolving Credit Facilities
The following three revolvers were replaced by the Revolving Loan Facility discussed above. Cash flows under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility, collectively referred to as the Company's revolving credit agreements, were presented on a net basis based on the terms of the arrangements.

 Revolving Credit Agreement
The Company entered into a revolving credit agreement with HSBC Bank USA, National Association, as amended on June 10, 2011 (“Revolving Credit Agreement”). The borrowing capacity was an aggregate principal amount of $66,000, subject to an incurrence covenant and an adjusted borrowing base calculation based on specified advance rates against the value of eligible accounts receivable and inventory. Also, outstanding letters of credit, which the Company utilized in connection with various normal business activities, reduced the amount available to be drawn. At December 31, 2011, there were outstanding letters of credit in the amount of $418. The Company had borrowed $16,101 as of December 31, 2011 and had approximately $49,481 of availability under the Revolving Credit Agreement as of December 31, 2011. Borrowings under the Revolving Credit Agreement were classified as a current liability as the Company paid down its outstanding revolver balance daily with lockbox receipts. Advances under the Revolving Credit Agreement bore interest at either the prime rate plus an applicable margin of 0.75% or at the LIBOR plus an applicable margin of 2.00%; the rate was designated by the Company upon each draw. The interest rate was 4.00% and 4.25% at December 31, 2011 and 2010, respectively. The agreement imposed a letter of credit fee on outstanding letters of credit at 2.00% and a fee for unutilized commitments at 0.25%.

CASAR Revolving Credit Agreement
The Company entered into the CASAR Revolving Credit Agreement with BGL BNP Paribas S.A. on September 26, 2007 ("CASAR Revolving Credit Agreement"). The borrowing capacity was an aggregate principal amount of $10,000, subject to an adjusted borrowing base calculation based on specified advance rates against the realizable value of eligible inventory and accounts receivable and reduced by outstanding letters of credit. At December 31, 2011, there were outstanding letters of credit in the amount of $767. The Company did not borrow under this agreement during 2011 and 2010. As of December 31, 2011, the availability under the agreement was $9,233. Advances under the CASAR Revolving Credit Agreement bore interest at the three-month daily LIBOR plus 2.00% (in case of drawings in euros, the corresponding Euribor interest rate). The interest rate was 2.37% and 2.37% at December 31, 2011 and 2010, respectively. The Company was also required to pay a fee for unutilized commitments at a rate equal to 0.50%.

Euro Facility
The Company entered into a revolving credit agreement with Deutsche Bank AG, London Branch and Goldman Sachs Bank USA on June 10, 2011 (“Euro Facility”). The borrowing capacity under the Euro Facility was an aggregate principal amount of €30,000 (equivalent of $38,817 at December 31, 2011), reduced by outstanding letters of credit. There were outstanding letters of credit issued to the former owner of Drumet related to the remaining purchase price installment payments of €7,459 (equivalent of $9,651 at December 31, 2011), which reduced the availability to $571. The Company had borrowed $28,595 under the Euro Facility as of December 31, 2011. Revolving loans under the Euro Facility bore interest at a rate equal to 4.50% plus Euribor (set by reference to Reuters or, if not available, on the basis of rates agreed by reference banks), adjusted for certain additional costs and reserve requirements. The weighted average interest rate on outstanding draws at December 31, 2011 was 5.58%. The agreement imposed a letter of credit

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

fee on outstanding letters of credit at a rate equal to 4.50%. In addition, the Company was also required to pay a commitment fee for unutilized commitments at a rate equal to 1.80%.

Term Loan due 2014
The Company had a Term Loan Credit Agreement (“Term Loan due 2014”) with Deutsche Bank Trust Company America. On November 24, 2010, the Company amended the agreement to borrow an additional $65,000. On June 10, 2011, the Company prepaid $132,814 of the outstanding Term Loan due 2014 balance. The interest rate, based on LIBOR, with a LIBOR floor of 1.75%, plus a spread, was 5.00% and 5.25% at December 31, 2011 and 2010, respectively. The Term Loan due 2014 required interest and fixed principal payments of $250 on a quarterly basis.

Loss on Extinguishment of Debt
Concurrently with the issuance of the Term Loan due 2017 and 11.75% Senior Notes in July 2012, the Company retired the Term Loan due 2014 and repaid indebtedness outstanding under the Revolving Credit Agreement, CASAR Revolving Credit Agreement and Euro Facility. Upon the retirement of the existing Term Loan due 2014 and termination of all commitments under the existing revolving credit facilities, the Company incurred a loss on debt extinguishment of $2,358 for unamortized debt issuance costs. In 2011, the Company wrote-off $4,159 of unamortized debt issuance costs associated with the pro rata portion of the Term Loan due 2014 that was extinguished. These costs combined with the $1,495 in amendment fees, which were expensed, resulted in a loss on debt extinguishment of $5,654 for the year ended December 31, 2011. On May 19, 2010, the Company redeemed all outstanding unsecured 11% Senior Notes due February 8, 2015 with a portion of the proceeds from the 9.5% Senior Notes. Associated with this redemption, the Company incurred a $3,200 call premium and wrote-off $2,569 of unamortized debt issuance costs. These costs combined with the $751 in amendment fees paid to third parties, which could not be capitalized, resulted in a loss on debt extinguishment of $6,520 for the year ended December 31, 2010.

Interest expense, net
Net interest expense consists of:

	Years ended December 31,
	2012	2011	2010
Interest on long-term debt and revolvers	$60,215	$43,663	$30,675
Amortization of debt issuance costs, discounts and premium	7,931	6,271	3,430
Capitalized interest	(3,952)	(148)	(1,506)
Other	648	1,277	1,121
Interest expense, net	$64,842	$51,063	$33,720

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Security for Borrowings

Respective borrowings secured by(1):
	United States /Canada /Cayman Islands / Mexico /Germany /Portugal /Luxembourg		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets
Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (except second- priority lien on certain PP&E)
Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at the Company's Dutch subsidiaries are not secured under any of the Company's borrowings.

(2)	The collateral is being released gradually with the payment of each installment on the Polish Debt, first personal property and then real estate.

Future Principal Payments on Long-Term Debt
The aggregate minimum principal payments required on the Company’s long-term debt as of December 31, 2012, were as follows:

2013	$20,653
2014	12,121
2015	3,446
2016	3,446
2017	878,634
Thereafter	96
Total	$918,396

(9) Derivative Instruments
As part of the Company’s ongoing operations, the Company is exposed to market risks, such as fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Forward Contracts
Prior to the acquisition, Lankhorst had entered into several foreign currency forward contracts to mitigate the risk associated with fluctuations of the U.S. dollar to the euro exchange rate on certain sales contracts and fluctuations of the Japanese yen to the euro exchange rate on significant capital expenditures. At December 31, 2012, Lankhorst agreed to receive an aggregate gross notional value of ¥188,400 Japanese yen (USD equivalent of $2,188) in exchange for €1,841 (USD equivalent of $2,429). The contract maturity dates range from August 30, 2013 to January 7, 2014, which correspond with the installment due dates.
To mitigate the risk associated with fluctuations of the U.S. dollar to euro exchange rate, the Company entered into two foreign currency forward contracts during 2012. On June 13, 2012, the Company entered into a foreign currency forward contract to receive a gross notional value of €160,000 between June 13, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7952 to be used for the purchase of Lankhorst. On June 18, 2012, the Company entered into another foreign currency forward contract to receive a gross notional value of €21,671 between June 19, 2012 and July 27, 2012 at a foreign currency exchange rate of $1.00 to €0.7923 to repay the outstanding indebtedness under the Euro Facility. Upon cash

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

settlement, the Company realized a $7,314 foreign currency exchange loss, which is included in Foreign currency exchange gains (losses), net on the consolidated statement of operations for the year ended December 31, 2012.

Interest Rate Swap Agreements
Prior to acquisition, Lankhorst entered into an interest rate swap agreement to mitigate the effects of fluctuations in interest rates on its outstanding long-term debt with variable interest rates. Due to cancellation penalties, this interest rate swap agreement was not terminated upon the retirement of the debt. This interest rate swap agreement has a notional value of €15,000 and expires on January 1, 2014. Under this agreement, the Company receives variable payments based on Euribor plus a spread and makes fixed payments at the rate of 1.52%.
In 2007, the Company entered into two interest rate swap agreements to mitigate the effects of fluctuations in interest rates on a portion of the outstanding Term Loan due 2014. The four-year interest rate swap agreement had an original notional value that stepped down by $20,000 each year on March 31 until the end of the agreement on December 31, 2011. Under this agreement, the Company received variable payments based on LIBOR and made fixed payments at the rate of 4.97% on the notional value. The three-year interest rate swap agreement with a notional value of $30,000 expired on September 30, 2010. The Company received variable payments based on LIBOR and made fixed payments at the rate of 4.69%. The Company had interest rate swap agreements outstanding on a notional amount of $40,000 at December 31, 2010.
None of the Company’s derivative financial instruments have been designated as hedging instruments. Accordingly, the gains and losses associated with the change in the fair value of the instruments are recorded to earnings in the period of change. Refer to Note 10—“Fair Value Measurements” for further discussion of these derivative instruments' impact on the consolidated balance sheets and statements of operations.

(10) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2012 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$50,276	$50,276
Polish Debt	23,562	22,811
Term Loan due 2017	331,177	338,340
9.5% Senior Notes due 2017	425,780	445,188
11.75% Senior Notes due 2017	82,500	84,150
As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value. The estimated fair value of the Polish Debt, which is not actively traded, is determined using a discounted cash flow model (Level 3 inputs) at a discount rate of 10.00%. The estimated fair value of the Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs). The estimated fair value of the 9.5% Senior Notes is based on current market rates in inactive markets (Level 2 inputs) and the estimated fair value of the privately placed 11.75% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs).
The Company determines the fair values of its financial instruments based on the fair value hierarchy as described in Note 2—“Summary of Significant Accounting Policies”. The following table presents the Company’s financial instruments measured at estimated fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3
Liabilities:
Foreign currency forward contracts fair value	$—	$247	$—
Interest rate swap fair value	—	334	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.
The Company estimates the fair value of its foreign currency forward contracts using present value measurements based on the spot rate, forward option spreads and other relevant market conditions. The Company estimates the fair value of its interest rate swap using present value measurements based on the Euribor swap rate, credit spreads and other relevant market conditions. The fair value of these liabilities as of December 31, 2012 was included in Other current accrued liabilities in the accompanying consolidated balance sheet. The change in fair value of the foreign currency forward contracts resulted in an expense of $46 for the year ended December 31, 2012, which was recorded in Foreign currency exchange gains (losses), net in the accompanying consolidated statement of operations. The change in fair value of the interest rate swaps of $5, $1,151 and $2,540 for the years ended December 31, 2012, 2011, and 2010, respectively, was recorded in Interest expense, net in the accompanying consolidated statement of operations.

(11) Shareholders' Equity
In 2012, certain members of management exchanged 36,817 non-voting shares in US Holdings for shares in WireCo WorldGroup (Cayman) Inc. at an exchange ratio of 1 to 1 pursuant to the Shareholders' Agreement dated February 8, 2007. As a result, the Company's indirect ownership interest in US Holdings increased from 95.2% to 97.6% and the non-controlling interest percentage decreased from 4.8% to 2.4%. For the shares exchanged, the Company issued 36,817 shares of common stock at $0.01 par value and recorded additional paid-in capital for the difference between the value of US Holdings' shares and the par value of the Company's stock. A return of capital from US Holdings to its parent in November increased the non-controlling interest percentage to 3.3% in US Holdings.
During 2012, the Company repurchased 49,169 shares of common stock, including 36,817 of the newly issued shares at a fair value of $294.18 per share for a total cost of $14,465. All shares repurchased were recorded as treasury stock at cost on the consolidated balance sheet and resulted in a reduction of shareholders' equity.

(12) Share-based Compensation
The Company maintains the 2008 Long-term Incentive Plan (the "Plan") pursuant to which the Company may grant up to 563,216 non-qualified stock options to officers and key employees. To date, the Company has only granted stock options settleable in new shares to officers and key employees. There were 97,346 options available for future grants under the Plan at December 31, 2012.

(a)	Service-based Stock Options
Service-based stock option awards vest over five years of service from date of grant, with 20% vesting each year and have a contractual term of ten years. The vesting of the stock options partially accelerate upon certain "liquidity events" as defined is the Option Award Agreement and certain terminations of employment in connection with such liquidity events.
The fair value of the 2012, 2011 and 2010 stock options were estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	2012	2011	2010
Expected volatility (1)	45.00%	46.00%	50.00%
Risk-free interest rate (2)	0.94%	3.00%	1.65%
Expected term of the option (years) (3)	6.5	6.5	4.4
Expected dividend yield	—%	—%	—%
Weighted average grant-date fair value	$132.65	$130.20	$89.58
(1) Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.
(2) Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.
(3) Based on the expected terms considering vesting and contractual terms.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Stock option activity during the periods indicated was as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2011	333,816	$118.46
Granted	58,778	294.18
Exercised	(4,946)	141.55
Outstanding at December 31, 2012	387,648	$144.81	5.4
Vested and expected to vest as of December 31, 2012	387,648	$144.81	5.4
Exercisable at December 31, 2012	298,230	$106.50	4.4
Additional information regarding stock option exercises appears in the table below:

	2012	2011	2010
Intrinsic value of stock options exercised	$755	—	—
Cash received from option exercises	700	—	—
The Company recorded share-based compensation expense of $1,466, $3,841, and $3,161 for the years ended December 31, 2012, 2011 and 2010, respectively, in Administrative expenses in the accompanying consolidated statements of operations. At December 31, 2012, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock options that remains to be expensed was $10,008,with the weighted average remaining years to vest of approximately 4 years.

(b)	Performance-based Stock Options
In 2007 and 2008, the Company issued non-qualified performance-based stock options to certain members of management to purchase an aggregate of 73,276 shares. These performance-based options have exercise prices ranging from $100 to $132 per share and vest if (i) Paine & Partners Capital Fund III, L.P. receives cash equal to or in excess of 300% of the total investment in the Company upon a liquidity event and (ii) at that time, the employee is employed with the Company. Compensation expense of $2,751 will be recognized based on the grant date fair value when a liquidity event occurs that provides the stated cash return to Paine & Partners Capital Fund III, L.P.

(13) Employee Benefits
Collective Bargaining Agreements
At December 31, 2012, approximately 68% of the Company’s employees were covered by collective bargaining agreements, of which 37% are subject to agreements that expire within one year of December 31, 2012.

Pension and Other Post-employment Benefits
The Company has defined benefit pension plans that cover certain employees at its manufacturing facilities in Mexico, Germany and the Netherlands. In addition, certain defined post-employment benefits are provided under Mexican labor law and apply to certain employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.
In 2011, the Company froze one of its Mexican defined benefit plans and contributed participant balances to a defined contribution plan. This benefit plan change resulted in the elimination of any expected years of future employee service associated with this plan. As a result, a pretax curtailment gain of $741 was recognized in Administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

The following table sets forth the plans’ benefit obligations, the fair value of plan assets and the plans’ funded status at December 31, 2012 and 2011:

	Pension benefits		Post-employment benefits
	2012	2011	2012	2011
Benefit obligations	$(7,360)	$(5,451)	$(456)	$(427)
Fair value of plan assets	2,934	1,292	—	—
Funded status	$(4,426)	$(4,159)	$(456)	$(427)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(192)	$(234)	$(113)	$(102)
Non-current liabilities	(4,234)	(3,925)	(343)	(325)
Amount recognized	$(4,426)	$(4,159)	$(456)	$(427)
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on the rates on low risk government bonds with cash flows approximating the timing of expected benefit payments. Weighted average assumptions used to determine benefit obligations and net benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension benefits			Post-employment benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.29%	5.60%	5.71%	7.00%	7.75%	8.00%
Expected long-term rate of return on plan assets	3.77%	4.52%	4.77%	—%	—%	—%
Rate of compensation increase	2.80%	1.93%	1.94%	4.18%	4.54%	5.51%
The Company’s expected long-term rate of return on plan assets is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.
The following table summarizes the net benefit cost, employer contributions and benefits paid during 2012, 2011 and 2010:

	Pension benefits			Post-employment benefits
	2012	2011	2010	2012	2011	2010
Net benefit cost	$424	$(173)	$564	$(4)	$15	$125
Employer contributions	—	79	158	—	—	—
Benefits paid	—	209	217	—	—	6
The following table presents benefit payments expected to be paid for each of the next five years and the aggregate five years thereafter:

Year	Pension benefits	Post-employment benefits
2013	$226	$114
2014	275	100
2015	246	89
2016	291	79
2017	320	71
2018-2022	2,029	262

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(14) Restructuring
During 2011, the Company implemented a workforce reduction plan at certain European manufacturing facilities to increase operating efficiencies and realize synergies. Additionally, the Company closed two distribution centers due to a consolidation and reorganization of the Company’s distribution network. As a result of these restructuring activities, the Company terminated 120 employees and recorded employee termination benefits and other associated costs in Administrative expenses in the consolidated statement of operations during the fourth quarter of 2011.
A rollforward of the restructuring activities is set forth below

Balance at December 31, 2010	$—
Restructuring charges incurred in 2011	2,832
Payments made in 2011	(538)
Balance at December 31, 2011	$2,294
Restructuring charges incurred in 2012	—
Payments made in 2012	(2,294)
Balance at December 31, 2012	$—

(15) Income Taxes
The provision for income taxes is based on income (loss) before income taxes as follows:

	2012	2011	2010
U.S. operations	$(49,558)	$(46,758)	$(30,314)
Foreign operations	45,261	1,067	10,579
Loss before income taxes	$(4,297)	$(45,691)	$(19,735)
For the years ended December 31, 2012, 2011 and 2010, the components of income tax benefit (expense) consisted of the following:

	2012	2011	2010
Current:
U.S. federal	$2,338	$(1,600)	$(1,720)
State and local	(449)	(298)	(389)
Foreign jurisdictions	(10,226)	(8,341)	(6,174)
Total current expense	(8,337)	(10,239)	(8,283)
Deferred:
U.S. federal	(5,147)	4,263	10,307
State and local	340	680	719
Foreign jurisdictions	(733)	280	10,427
Total deferred benefit (expense)	(5,540)	5,223	21,453
Income tax benefit (expense)	$(13,877)	$(5,016)	$13,170

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Income taxes attributable to loss before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	2012	2011	2010
Computed “expected” tax benefit	$1,461	$15,535	$6,710
State income taxes, net	44	484	463
Foreign tax rate differential	18,593	(2,288)	5,511
Permanent differences	(30,285)	(6,140)	(5,434)
Net increases (decreases) in reserves for uncertain tax positions	1,786	104	(2,623)
Change in deferred tax asset valuation allowance	(4,571)	(13,045)	8,197
Other, net	(905)	334	346
Income tax benefit (expense)	$(13,877)	$(5,016)	$13,170
The foreign tax rate differential reflects the impact of the difference in the tax rates in the jurisdictions that the Company operates compared to the U.S. federal income tax rate. The permanent differences are primarily composed of a variety of differences to compute taxable income in the domestic, Mexican, and European tax jurisdictions. See discussion of uncertain tax positions and valuation allowances in the next section.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Disallowed interest carryforward	$26,039	$24,126
Domestic net operating loss carryforwards	8,278	11,872
Foreign net operating loss carryforwards	3,079	5,862
Foreign tax credits and alternative minimum tax carryforwards	3,871	1,023
Foreign tax on net assets to be recovered	3,282	3,025
Unrealized currency losses	—	15
Inventories	3,025	501
Other deductible temporary differences	12,389	11,021
Total gross deferred tax assets	$59,963	$57,445
Less: Valuation allowance	(22,656)	(18,086)
Net deferred tax assets	$37,307	$39,359
Deferred tax liabilities:
Property, plant and equipment	(35,845)	(26,419)
Intangible assets	(52,258)	(32,756)
Unrealized currency gains	(6,806)	—
Other taxable temporary differences	(2,851)	(2,312)
Total gross deferred liabilities	$(97,760)	$(61,487)
Net deferred tax liabilities	$(60,453)	$(22,128)

These amounts have been presented in the accompanying consolidated balance sheets as follows:

	2012	2011
Current deferred income tax assets	$5,128	$3,422
Non-current deferred income tax assets	121	3,437
Current deferred income tax liabilities	$(411)	$(24)
Non-current deferred income tax liabilities	$(65,291)	$(28,963)
Net deferred tax liabilities	$(60,453)	$(22,128)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

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
The Company recorded a valuation allowance of $22,656 and $18,086 at December 31, 2012 and 2011, respectively, against certain deferred tax assets primarily related to tax credits generated from Mexican subsidiaries, foreign tax credits and interest expense deductions in the U.S. and net operating losses in the U.S. and Portugal. Management believes that the recoverability of a portion of certain acquired and generated deferred tax assets is not more likely than not because the ultimate realization of the tax asset is mainly dependent on the availability of future taxable income in United States and other countries and the ability of the U.S. entities to utilize foreign tax credits. The ultimate amount of deferred tax assets realized could be materially different from that recorded, as impacted by changes in federal or foreign income tax laws and upon the generation of future taxable income to enable the Company to realize the related tax assets particularly the Company’s tax asset for disallowed interest given the Company’s borrowing structure and anticipated future interest expense.
As discussed above, the U.S. companies generated excess foreign tax credits of $659, which may only be utilized to offset U.S. taxes imposed on foreign source income. At December 31, 2012 and 2011, the Company has domestic net operating loss carryforwards, without the impact of adopting guidance on accounting for uncertainty in income taxes in accordance with Accounting Standards Codification ("ASC") ASC 740-10-25, of $22,539 and $38,817, respectively. These losses may be carried forward and will begin to expire if unutilized beginning in 2027. At December 31, 2012 and 2011, the Company has net operating loss carryforwards for Mexico income tax purposes of approximately $0 and $1,084, respectively. Mexico utilized its remaining net operating loss carryforward in 2012.
At December 31, 2012, the Company has not provided tax on cumulative undistributed earnings of foreign subsidiaries, with the exception of Peru and Canada, because it is the Company’s intention to reinvest these earnings indefinitely. These earnings relate to ongoing operations and, at December 31, 2012, were approximately $139,353. If earnings were distributed, the Company would be subject to income taxes and withholding taxes payable to various governments. It is impractical to determine the taxes due at that time. The taxes provided on the cumulative undistributed earnings of Peru and Canada are not significant.
In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
The following table summarizes the Company’s reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of period	$18,021	$14,461	$10,089
Increases based on current year tax positions	—	235	612
Increases for prior years’ tax positions	3,791	8,078	4,760
Decreases for prior years’ tax positions	(2,704)	(4,753)	(1,000)
Balance at end of period	$19,108	$18,021	$14,461
The net amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that, if recognized, would favorably impact the Company's effective tax rate was $17,862, $18,454 and $14,699, respectively. The increase from the prior years’ tax positions relating to the acquisition of Lankhorst included current additions totaling $2,979. The amount of the overall reduction included in tax expense is $1,786 in 2012. Tax expense for 2012, 2011 and 2010 reflects accrued interest and penalties related to uncertain tax positions of $235, $335 and $404, respectively. The total accrued interest and penalties included on the consolidated balance sheets at December 31, 2012, 2011 and 2010 was $2,431, $2,069 and $3,155 respectively.
We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will increase by $2,000 to $4,000 over the next twelve months due to various federal, state and foreign audit settlements, uncertainty regarding similar positions and the expiration of statutes of limitations.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(16) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into agreements with the Company to provide administrative and other support services. The Company paid management fees of $2,800, $2,300 and $2,100 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to these fees, the Company paid fees of $2,200, $1,000 and $2,000 during 2012, 2011 and 2010, respectively, associated with Paine & Partners' services related to the Lankhorst, Drumet and Oliveira acquisitions. Also, the Company paid Paine & Partners fees of $2,750 related to the issuance of the 9.5% Senior Notes in 2010. The fees associated with the issuance were capitalized as debt issuance costs and the management and transaction fees were recorded in Administrative expenses in the consolidated statements of operations.
Also during 2012, there were equity transactions between the Company, its executive officers, other key members of management and a director. For further discussion of these equity transactions, refer to Note 11—“Shareholders' Equity”.

(17) Commitments and Contingencies
Commitments
The Company leases certain warehouses, machinery and equipment, and vehicles under non-cancellable operating and capital leases with varying expiration dates. Capital leases generally have 3 to 5 year terms, with one or more renewal options. Operating leases generally have 1 to 10 year terms, with one or more renewal options. Rent expense under operating leases was $7,048, $5,216 and $5,223 for the years ended December 31, 2012, 2011 and 2010, respectively.
Using the exchange rates in effect at year end, future minimum lease payments at December 31, 2012, were as follows:

	Capital leases	Operating leases
2013	$2,351	$6,759
2014	1,068	5,902
2015	1,837	4,789
2016	256	2,972
2017	141	1,056
Thereafter	392	3,026
Total	$6,045	$24,504
Less: Interest portion	(498)
Present value of future minimum lease payments	$5,547
The amounts payable in relation to the capital leases are recorded in the consolidated balance sheets in Other accrued liabilities (current and non-current captions).

Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with Accounting Standards Codification Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2012, the Company had accrued approximately $608 for certain outstanding legal proceedings.
If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At December 31, 2012, no legal proceedings met that criteria.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(18) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of steel and synthetic ropes, EMC, fabricated products, specialty steel wire and synthetic yarns as one reportable segment entitled Lifting Products. Prior to the acquisition of Lankhorst in July 2012, the Company aggregated its five operating segments that reflected geographic regions, including the United States, Mexico, Germany, Portugal and Poland, into one reportable segment as they had similar economic and other characteristics, such as production and distribution processes, product offerings and customers. Lankhorst had the following seven operating segments organized around products and end markets: maritime and offshore rope, yarn, composites, fishing, engineered products, yachting and a majority owned location in Brazil. Subsequent to the acquisition, the Company had a total of twelve operating segments. Certain Lankhorst operating segments had similar economic and other characteristics of the Company's legacy operations and were aggregated into the Company's only reportable segment. The production processes across each of these operating segments exhibit a high degree of similarity involving stranding steel wire or synthetic fiber and closing the resulting strand into steel or synthetic rope. Also the Company's global sales force is responsible for selling all products manufactured by these operating segments and the global supply chain management functions of logistics, purchasing and production planning are headquartered at the corporate office.
Lankhorst's engineered products and yachting operating segments are not similar to the Company's core business and were not aggregated. The engineered products division develops, extrudes, molds and sells high quality plastic products.  The extrusion process of melting plastic pellets into a stretchable form is similar to the Company's process for synthetic ropes.  However, the engineered products division uses plastic injected moldings rather than stranders and closers.  Also, engineered products has a range of products, including but not limited to: high-impact resistant products for oil and gas, infrastructure and industrial applications. The yachting division is a retailer that sells water sports products to boat refitters and original equipment manufacturer boat builders. The Company sold the yachting division in November 2012. As these operating segments did not meet the ASC Topic 280, Segment Reporting quantitative thresholds determined on an annual basis, the Company included their results in the "all other" category, as a reconciling item to consolidated amounts.
Financial information for the Company's only reportable segment, reconciled to the consolidated amounts, is presented below. In 2011 and 2010, all of the Company's operating segments were able to be aggregated into one reportable segment with no reconciling items to the consolidated financial statements.

	Years ended December 31,
	2012	2011	2010
Net sales
Lifting Products	$697,562	$604,927	$447,678
All other	45,127	—	—
Total net sales	$742,689	$604,927	$447,678

Operating income
Lifting Products	$40,550	$57,009	$41,354
All other	4,645	—	—
Total operating income	$45,195	$57,009	$41,354

	December 31, 2012	December 31, 2011
Total assets
Lifting Products	$1,160,518	$885,703
All other	89,742	—
Total assets	$1,250,260	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Enterprise-wide Disclosures and Concentration of Business
Net sales
Net sales, classified by the geographic areas in which the Company operates, were as follows:

	Years ended December 31,
	2012		2011		2010
United States	$320,977		$304,959		$265,847
Mexico	91,826		94,312		80,791
Germany	86,562		105,975		95,148
Portugal	79,612		63,393		5,892
Poland	77,522		36,288		—
Netherlands	66,611		—		—
Other countries	19,579	—	—	—	—
Total net sales	$742,689		$604,927		$447,678

Long-lived assets, net(1)
The Company’s net long-lived assets, classified by the geographic areas in which the Company operates, were as follows:

	As of December 31,
	2012		2011		2010
United States	$243,957		$255,748		$270,297
Mexico	85,232		74,684		80,081
Germany	57,459		57,834		61,406
Portugal	164,121		67,754		72,121
Poland	63,002		58,730		—
Netherlands	96,784		—		—
Other countries	22,219	—	—	—	—
Total long-lived assets, net	$732,774		$514,750		$483,905

(1)	Long-lived assets include property, plant and equipment, intangible assets and goodwill.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(19) Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly financial data for each quarter of 2012 and 2011:

	Quarter ended
2012	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
Net sales	$210,280		$200,786		$165,148		$166,475
Gross profit	45,764		37,881		40,718		39,392
Operating income	10,182		4,192		13,205		17,616
Net income (loss)	(7,955)	(3)	(6,308)	(2)	(12,621)	(2)	8,710	(1), (2)
	Quarter ended
2011	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
Net sales	$156,988		$163,786		$145,432		$138,721
Gross profit	43,755		39,526		38,685		36,607
Operating income	16,016		15,046		11,534		14,413
Net income (loss)	(22,928)	(4)	(20,868)		(11,074)		4,163

(1)
Prior to 2012, the Company had not capitalized interest on construction in progress for property, plant and equipment at the Company’s Mexican subsidiaries. In 2012, the Company recorded an entry that decreased interest expense (increasing net income and reducing accumulated deficit) and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously reported periods. The Company recorded depreciation expense of $415 related to this adjustment during the three months ended March 31, 2012.

(2)
During the three months ended September 30, 2012, the Company recorded an entry to correct an error in the recognition of deferred tax benefits. The correction was due to a change in position taken on the Company's 2011 tax return, which resulted in an additional interest expense deduction. The impact of this change was a decrease in tax expense (reducing net loss and accumulated deficit) and an increase in deferred tax assets of $2,800, of which $2,304 related to the three months ended June 30, 2012, and $496 related to the three months ended March 31, 2012. Management does not believe that the effects of the error on the current and previously reported interim results are material.

(3)
During the fourth quarter of 2012, the Company corrected an error in the calculation of the valuation allowance required for deferred tax assets, resulting in an increase to income tax expense (increasing net loss and accumulated deficit) of $2,100, of which $200 and $1,900 related to 2011 and 2010, respectively. These errors were not material to the current and any previously reported periods.

(4)
During the fourth quarter of 2011, the Company recorded an other than temporary impairment charge related to the Company’s investment in the China JV of $6,646 ,and reserved $3,550 against the Company’s advances to the China JV. Refer to Note 7—“Investment in Non-consolidated Affiliates” for further information. Also, $1,454 of income tax benefit (reducing net loss and accumulated deficit) was recorded in the fourth quarter of 2011 that related to prior years. This error did not have a material impact on results previously reported.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

(20) Condensed Consolidating Financial Statements
Guarantees of the 9.5% Senior Notes
The Company has registered 9.5% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. (the “Issuer”). These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. ("Parent"). Certain entities controlled by the Company (collectively referred to as the “Guarantors”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantors” column are 100% owned directly or indirectly by the Company. WRCA Hong Kong Holding Company Limited, which holds the investment in the China JV, the Lankhorst subsidiaries located in the Netherlands, United Kingdom and Germany, the majority-owned location in Brazil and all joint ventures are collectively referred to as the “Non-Guarantor Subsidiaries”. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. During the third quarter of 2012, the Issuer sold its investment in the stock of the Mexican subsidiaries to a foreign affiliate. Following the completion of this intercompany sale, the Mexican subsidiaries became guarantors. This significant change in the guarantor pool has been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Condensed Consolidating Balance Sheets

	December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34	$2,867	$32,932	$13,411	$—	$49,244
Restricted cash	—	—	1,059	3,195	—	4,254
Accounts receivable, net	—	46,449	75,204	31,345	—	152,998
Intercompany accounts receivable	17,145	47,156	55,236	1,298	(120,835)	—
Short-term intercompany notes receivable	—	3,163	—	—	(3,163)	—
Other receivables	—	—	5,048	875	—	5,923
Inventories, net	—	97,057	116,955	42,349	(8,802)	247,559
Prepaid expenses and other current assets	—	2,163	5,585	836	—	8,584
Current deferred income tax assets	—	3,240	1,888	—	—	5,128
Total current assets	$17,179	$202,095	$293,907	$93,309	$(132,800)	$473,690
Long-term intercompany notes receivable	—	485,185	41,921	113,215	(640,321)	—
Property, plant and equipment, net	—	65,158	248,058	59,245	—	372,461
Intangible assets, net	—	42,818	88,086	31,972	—	162,876
Goodwill	—	117,855	52,099	27,483	—	197,437
Investments in subsidiaries	124,952	—	161,985	—	(286,937)	—
Investment in non-consolidated affiliates	—	—	809	1,959	—	2,768
Deferred financing fees, net	—	27,923	—	—	—	27,923
Noncurrent deferred income tax assets	—	—	2	119	—	121
Other noncurrent assets	—	177	12,462	345	—	12,984
Total assets	$142,131	$941,211	$899,329	$327,647	$(1,060,058)	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$—	$1,594	$—	$1,594
Current maturities of long-term debt	—	3,350	17,207	96	—	20,653
Interest payable	—	6,471	8	97	—	6,576
Accounts payable	—	14,829	45,858	22,399	—	83,086
Accrued compensation and benefits	—	4,687	9,195	2,815	—	16,697

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Intercompany accounts payable	1,025	57,790	47,241	14,751	(120,807)	—
Short-term intercompany notes payable	—	—	3,163	—	(3,163)	—
Current deferred income tax liabilities	—	—	—	288	123	411
Other current accrued liabilities	—	3,609	12,893	2,613	(47)	19,068
Total current liabilities	$1,025	$90,736	$135,565	$44,653	$(123,894)	$148,085
Long-term debt, excluding current maturities	—	886,383	6,355	479	—	893,217
Long-term intercompany notes payable	6,700	—	590,329	43,273	(640,302)	—
Noncurrent deferred income tax liabilities	—	7,010	42,979	15,302	—	65,291
Other noncurrent accrued liabilities	—	7,508	21,685	2,462	—	31,655
Total liabilities	$7,725	$991,637	$796,913	$106,169	$(764,196)	$1,138,248
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	134,406	(50,426)	104,324	219,873	(295,862)	112,315
Non-controlling interests	—	—	(1,908)	1,605	—	(303)
Total stockholders’ equity	$134,406	$(50,426)	$102,416	$221,478	$(295,862)	$112,012
Total liabilities and stockholders’ equity	$142,131	$941,211	$899,329	$327,647	$(1,060,058)	$1,250,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

	December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3	$2,265	$25,385	$10	$—	$27,663
Accounts receivable, net	—	43,998	64,609	—	—	108,607
Intercompany accounts receivable	15,144	33,659	56,513	—	(105,316)	—
Short-term intercompany notes receivable	—	3,163	—	—	(3,163)	—
Other receivables	—	552	2,947	—	—	3,499
Inventories, net	—	100,829	98,660	—	(11,945)	187,544
Prepaid expenses and other current assets	—	2,965	3,954	—	—	6,919
Current deferred income tax assets	—	—	3,266	—	156	3,422
Total current assets	$15,147	$187,431	$255,334	$10	$(120,268)	$337,654
Intercompany notes receivable	—	161,693	—	—	(161,693)	—
Property, plant and equipment, net	—	68,658	167,488	—	—	236,146
Intangible assets, net	—	48,546	61,227	—	—	109,773
Goodwill	—	117,855	50,976	—	—	168,831
Investment in subsidiaries	133,177	125,532	(6,843)	(74)	(251,792)	—
Deferred financing fees, net	—	19,192	—	—	—	19,192
Noncurrent deferred income tax assets	—	984	2,453	—	—	3,437
Other noncurrent assets	—	426	10,244	—	—	10,670
Total assets	$148,324	$730,317	$540,879	$(64)	$(533,753)	$885,703
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings under revolving credit agreement	$—	$16,101	$—	$—	$—	$16,101
Current maturities of long-term debt	—	1,000	12,416	—	—	13,416
Interest payable	—	6,475	6	—	—	6,481
Accounts payable	74	18,143	41,524	—	—	59,741
Accrued compensation and benefits	—	7,027	7,738	—	—	14,765
Intercompany accounts payable	1,132	73,434	29,744	966	(105,276)	—
Short-term intercompany notes payable	—	—	3,163	—	(3,163)	—
Acquisition installment payments	—	—	9,802	—	—	9,802

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Current deferred income tax liabilities	—	24	—	—	—	24
Other current accrued liabilities	82	4,892	9,683	—	(40)	14,617
Total current liabilities	$1,288	$127,096	$114,076	$966	$(108,479)	$134,947
Long-term debt, excluding current maturities	—	552,798	12,246	—	—	565,044
Long-term intercompany notes payable	—	—	161,684	—	(161,684)	—
Noncurrent deferred income tax liabilities	—	3,771	25,192	—	—	28,963
Other noncurrent accrued liabilities	—	9,823	17,399	—	(9)	27,213
Total liabilities	$1,288	$693,488	$330,597	$966	$(270,172)	$756,167
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	147,036	36,829	210,412	(1,030)	(263,581)	129,666
Non-controlling interests	—	—	(130)	—	—	(130)
Total stockholders’ equity	$147,036	$36,829	$210,282	$(1,030)	$(263,581)	$129,536
Total liabilities and stockholders’ equity	$148,324	$730,317	$540,879	$(64)	$(533,753)	$885,703

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$324,801	$442,132	$84,280	$(108,524)	$742,689
Cost of sales	—	(259,871)	(362,195)	(68,889)	112,021	(578,934)
Gross profit	—	64,930	79,937	15,391	3,497	163,755
Other operating expenses:
Selling expenses	—	(12,281)	(15,050)	(5,196)	—	(32,527)
Administrative expenses	(255)	(45,222)	(18,057)	(7,733)	—	(71,267)
Amortization expense	—	(5,728)	(7,779)	(1,259)	—	(14,766)
Total other operating expenses	(255)	(63,231)	(40,886)	(14,188)	—	(118,560)
Operating income (loss)	(255)	1,699	39,051	1,203	3,497	45,195
Other income (expense):
Interest expense, net	(130)	(39,697)	(24,387)	(628)	—	(64,842)
Equity in income (loss) of non-consolidated affiliates, net	—	(3,466)	—	(59)	—	(3,525)
Equity earnings (losses) from subsidiaries	(15,080)	(17,175)	(70,494)	(74)	102,823	—
Foreign currency exchange gains (losses), net	1	(6,694)	29,867	(3,004)	—	20,170
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	—	1,572	3,604	(3,660)	(453)	1,063
Total other income (expense), net	(15,209)	(67,818)	(61,410)	(7,425)	102,370	(49,492)
Income (loss) before income taxes	(15,464)	(66,119)	(22,359)	(6,222)	105,867	(4,297)
Income tax benefit (expense)	—	369	(13,040)	(927)	(279)	(13,877)
Net income (loss)	(15,464)	(65,750)	(35,399)	(7,149)	105,588	(18,174)
Less: Net income (loss) attributable to non-controlling interests	—	—	(2,498)	(212)	—	(2,710)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(15,464)	$(65,750)	$(32,901)	$(6,937)	$105,588	$(15,464)
Comprehensive income (loss)	$(15,464)	$(65,750)	$(33,120)	$1,671	$105,588	$(7,075)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

	Year ended December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$310,483	$404,375	$—	$(109,931)	$604,927
Cost of sales	—	(244,925)	(305,750)	—	104,321	(446,354)
Gross profit	—	65,558	98,625	—	(5,610)	158,573
Other operating expenses:
Selling expenses	—	(9,907)	(16,160)	—	—	(26,067)
Administrative expenses	(244)	(45,182)	(15,810)	(1,094)	—	(62,330)
Amortization expense	—	(5,728)	(7,439)	—	—	(13,167)
Total other operating expenses	(244)	(60,817)	(39,409)	(1,094)	—	(101,564)
Operating income (loss)	(244)	4,741	59,216	(1,094)	(5,610)	57,009
Other income (expense):
Interest expense, net	—	(37,796)	(11,591)	(1,676)	—	(51,063)
Equity in income (loss) of non-consolidated affiliates, net	—	(7,725)	(482)	(24,700)	(108)	(33,015)
Equity earnings (losses) from subsidiaries	(49,565)	17,308	(66,415)	—	98,672	—
Foreign currency exchange gains (losses), net	—	862	(13,307)	—	—	(12,445)
Loss on extinguishment of debt	—	(5,654)	—	—	—	(5,654)
Other expense, net	—	(552)	29	—	—	(523)
Other expense, net	(49,565)	(33,557)	(91,766)	(26,376)	98,564	(102,700)
Loss before income taxes	(49,809)	(28,816)	(32,550)	(27,470)	92,954	(45,691)
Income tax benefit	—	3,045	(8,217)	—	156	(5,016)
Net loss	(49,809)	(25,771)	(40,767)	(27,470)	93,110	(50,707)
Less: Net loss attributable to non-controlling interests	—	—	(1,142)	—	—	(1,142)
Net loss attributable to WireCo WorldGroup (Cayman), Inc.	$(49,809)	$(25,771)	$(39,625)	$(27,470)	$93,110	$(49,565)
Comprehensive loss	$(49,809)	$(25,771)	$(59,434)	$(27,470)	$93,110	$(69,374)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

	Year ended December 31, 2010
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$273,327	$262,620	$—	$(88,269)	$447,678
Cost of sales	—	(218,817)	(197,401)	—	87,071	(329,147)
Gross profit	—	54,510	65,219	—	(1,198)	118,531
Other operating expenses:
Selling expenses	—	(10,558)	(6,962)	—	—	(17,520)
Administrative expenses	(8)	(24,745)	(21,630)	(838)	—	(47,221)
Amortization expense	—	(5,737)	(6,699)	—	—	(12,436)
Total other operating expenses	(8)	(41,040)	(35,291)	(838)	—	(77,177)
Operating income (loss)	(8)	13,470	29,928	(838)	(1,198)	41,354
Other income (expense):
Interest expense, net	—	(29,444)	(4,053)	(223)	—	(33,720)
Equity in income (loss) of non-consolidated affiliates, net	—	—	—	(16,658)	(68)	(16,726)
Equity earnings (losses) from subsidiaries	(6,255)	18,696	3,335	—	(15,776)	—
Foreign currency exchange gains (losses), net	—	2,781	(5,831)	—	—	(3,050)
Loss on extinguishment of debt	—	(6,520)	—	—	—	(6,520)
Other income (expense), net	—	(566)	(507)	—	—	(1,073)
Total other income (expense), net	(6,255)	(15,053)	(7,056)	(16,881)	(15,844)	(61,089)
Income (loss) before income taxes	(6,263)	(1,583)	22,872	(17,719)	(17,042)	(19,735)
Income tax benefit (expense)	—	8,938	4,232	—	—	13,170
Net income (loss)	(6,263)	7,355	27,104	(17,719)	(17,042)	(6,565)
Less: Net income (loss) attributable to non-controlling interests	—	—	(310)	—	—	(310)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(6,263)	$7,355	$27,414	$(17,719)	$(17,042)	$(6,255)
Comprehensive income (loss)	$(6,263)	$7,355	$30,270	$(17,719)	$(17,042)	$(3,399)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,202)	$(53,696)	$49,662	$18,790	$—	$13,554
Cash flows from investing activities:
Capital expenditures	—	(8,604)	(29,226)	(3,592)	—	(41,422)
Acquisition of business, net of cash acquired	—	—	(169,243)	—	—	(169,243)
Investments in non-consolidated affiliates	—	(3,136)	—	—	—	(3,136)
Proceeds from sale of business	—	—	—	3,569	—	3,569
Proceeds from intercompany sales of subsidiaries	—	126,800	(238,800)	112,000	—	—
Intercompany dividends received	40,000	—	—	—	(40,000)	—
Investment in subsidiaries	(31,702)	(39,948)	71,650	—	—	—
Net cash provided by (used in) investing activities	8,298	75,112	(365,619)	111,977	(40,000)	(210,232)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,449)	(4,522)	—	—	(5,971)
Proceeds from issuance of long-term debt	—	414,150	—	—	—	414,150
Debt issuance costs paid	—	(16,819)	—	—	—	(16,819)
Retirement of long-term debt	—	(98,750)	(10,613)	(49,105)	—	(158,468)
Increases (decreases) in intercompany notes	6,700	(323,526)	384,950	(68,124)	—	—
Net repayments under revolving credit agreements	—	(44,696)	—	—	—	(44,696)
Borrowings under Revolving Loan Facility	—	181,016	—	—	—	181,016
Repayments under Revolving Loan Facility	—	(130,740)	—	—	—	(130,740)
Acquisition installment payments	—	—	(9,418)	—	—	(9,418)
Purchase of non-controlling interest	—	—	(690)	—	—	(690)
Intercompany dividends paid	—	—	(40,000)	—	40,000	—
Repurchase of common stock	(14,465)	—	—	—	—	(14,465)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Proceeds from exercise of stock options	700	—	—	—	—	700
Net cash provided by (used in) financing activities	(7,065)	(20,814)	319,707	(117,229)	40,000	214,599
Effect of exchange rates on cash and cash equivalents	—	—	3,797	(137)	—	3,660
Increase (decrease) in cash and cash equivalents	31	602	7,547	13,401	—	21,581
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$34	$2,867	$32,932	$13,411	$—	$49,244

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

	Year ended December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$3	$(18,740)	$65,757	$(36,367)	$—	$10,653
Cash flows from investing activities:
Capital expenditures	—	(8,006)	(15,956)	—	—	(23,962)
Acquisition of business, net of cash acquired	—	—	(51,813)	—	—	(51,813)
Investments in non-consolidated affiliates	—	(2,560)	—	(15,000)	—	(17,560)
Investment in subsidiaries	—	—	(40,369)	40,369	—	—
Net cash used in investing activities	—	(10,566)	(108,138)	25,369	—	(93,335)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,357)	(409)	—	—	(1,766)
Proceeds from issuance of long-term debt	—	157,125	—	—	—	157,125
Debt issuance costs paid	—	(8,790)	—	—	—	(8,790)
Retirement of long-term debt	—	(132,814)	—	—	—	(132,814)
Amendment fees paid to third-parties	—	(1,495)	—	—	—	(1,495)
Net borrowings under revolving credit agreement	—	44,696	—	—	—	44,696
Increases (decreases) in intercompany notes	—	(61,275)	50,275	11,000	—	—
Net cash provided by (used in) financing activities	—	(3,910)	49,866	11,000	—	56,956
Effect of exchange rates on cash and cash equivalents	—	—	(491)	—	—	(491)
Increase (decrease) in cash and cash equivalents	3	(33,216)	6,994	2	—	(26,217)
Cash and cash equivalents, beginning of period	—	35,481	18,391	8	—	53,880
Cash and cash equivalents, end of period	$3	$2,265	$25,385	$10	$—	$27,663

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)

	Year ended December 31, 2010
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,086)	$14,221	$(16,486)	$—	$(4,351)
Cash flows from investing activities:
Capital expenditures	—	(12,766)	(5,135)	—	—	(17,901)
Acquisition of business, net of cash acquired	—	—	(80,888)	—	—	(80,888)
Investments in non-consolidated affiliates	—	(2,121)	—	(1,416)	—	(3,537)
Capital contributions, net	—	(44,639)	44,639	—	—	—
Net cash used in investing activities	—	(59,526)	(41,384)	(1,416)	—	(102,326)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,897)	—	—	—	(1,897)
Proceeds from issuance of long-term debt	—	333,205	—	—	—	333,205
Debt issuance costs paid	—	(14,988)	—	—	—	(14,988)
Retirement of long-term debt	—	(163,200)	—	—	—	(163,200)
Amendment fees paid to third-parties	—	(1,580)	—	—	—	(1,580)
Net borrowings under revolving credit agreement	—	(10,556)	—	—	—	(10,556)
Increases (decreases) in intercompany notes	—	(52,334)	34,433	17,901	—	—
Net cash provided by (used in) financing activities	—	88,650	34,433	17,901	—	140,984
Effect of exchange rates on cash and cash equivalents	—	3,230	15	—	—	3,245
Increase (decrease) in cash and cash equivalents	—	30,268	7,285	(1)	—	37,552
Cash and cash equivalents, beginning of period	—	5,213	11,106	9	—	16,328
Cash and cash equivalents, end of period	$—	$35,481	$18,391	$8	$—	$53,880

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's principle executive officer and principal financial officer concluded that, due to a material weakness in internal control over financial reporting described below in Management's Report on Internal Control over Financial Reporting, the Company's disclosure controls and procedures were not effective to ensure that information relating to the Company that is required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and form, and is accumulated and communicated to management, including the principle executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As reported in the quarterly report on Form 10-Q for the period ended September 30, 2012 and as of the period ended December 31, 2012, the Company identified a material weakness in internal control over financial reporting in the area of accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance), and uncertain tax positions.

Management, including the Company's principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management excluded Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”), acquired on July 12, 2012. The total assets constitute approximately $360.8 million, or 29% of our consolidated assets at December 31, 2012, and total net sales included in our consolidated financial statements for the period from the July 12, 2012 closing date until December 31, 2012 of $114.9 million, or 15% of our consolidated revenues for the year ended December 31, 2012. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was not effective due to the material weakness described above.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness, management developed a plan with the oversight of the audit committee to remediate the material weakness. The current plan i) provides for additional time for tax preparation and review in the Company's closing process, ii) reassigns tax and financial reporting personnel to review the Company's income tax provision, deferred income taxes (net of required valuation allowance), and uncertain tax positions, and iii) improves internal communications through planning meetings and status calls with the tax advisors, provision preparers, reviewers, and international component teams, especially with regard to non-routine transactions and the related income tax effects thereof. Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting and will, over time, address the related material weakness identified. However, the above material weakness will not be considered remediated until these improvements have been fully implemented and operating effectively for an adequate period of time. Management will report on the progress of the remediation plan in Item 4 of our quarterly reports on Form 10-Q.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Executive Officers
The following table sets forth certain information of key executive officers as of March 15, 2013:

Name	Age	Industry experience	Title
Ira L. Glazer	61	10	President and Chief Executive Officer
Eric V. Bruder	49	20	Executive Vice President and Chief Operations Officer
Brian G. Block	35	5	Senior Vice President of Finance
J. Keith McKinnish	55	7	Senior Vice President of Global Financial Strategy
David T. Hornaday	60	37	Senior Vice President and Chief Administrative Officer
Wolfgang Oswald	47	12	Senior Vice President of Sales, Eastern Hemisphere
Miguel Gomez	45	12	Senior Vice President of Sales, Western Hemisphere
José Gramaxo	52	32	Senior Vice President of Sales, Global Synthetics
The following are brief biographies of these executive officers:

Ira L. Glazer has been President and Chief Executive Officer of WireCo WorldGroup Inc. since July 2003. Prior to this appointment, Mr. Glazer was a turnaround consultant/restructuring officer with Getzler & Co., responsible for the design and implementation of our reorganization plan after we declared bankruptcy. Mr. Glazer spent five years in the turnaround business. Before his Chief Restructuring Officer position with us, Mr. Glazer was the Chief Executive Officer of Castle Dental Corp for nine months. Prior to Castle Dental Corp, Mr. Glazer had numerous consulting assignments, many as Chief Restructuring Officer. Mr. Glazer had a successful ten-year career with Maidenform holding the positions of Chief Financial Officer and Chief Operations Officer. Mr. Glazer started his career with Chase Manhattan Bank as a Vice President and Division Executive in commercial lending. He holds a Bachelor of Business Administration from Pace University in New York.

Eric V. Bruder has been Executive Vice President and Chief Operations Officer since July 2007. He is responsible for our manufacturing and global supply chain, product engineering and technical services and quality systems. Mr. Bruder joined WireCo WorldGroup in October of 1992 and worked as a plant engineer for several years before moving to the positions of Corporate Plant Engineering Manager, Operations Manager of our Sedalia, Missouri plant and Senior Vice President of Manufacturing. He holds a Bachelor of Engineering Technology from Missouri Western State University and a Master of Business Administration from Rockhurst University. Prior to joining WireCo WorldGroup, Mr. Bruder served in the United States Army.

Brian G. Block was promoted to Senior Vice President of Finance on March 5, 2013, and will serve as the principal financial officer of the Company. Mr. Block joined the company in July 2010, first as Vice President of Strategic Analysis, and has served as Senior Vice President of Strategic Analysis since September 2012 where he has been responsible for executing the Company's financing and mergers and acquisitions transactions.  Mr. Block has 14 years of investment experience.  Prior to joining the Company, he was a Director at Paine & Partners (previously Fox Paine & Company) for 8 years.  During his tenure, Mr. Block was an active member of multiple Boards of Directors and held a financial operating position at ACMI Corporation, a portfolio company of Fox Paine & Company.  Mr. Block also served on the Board of Directors of the Company for three years prior to his employment with the Company. Prior to working at Paine & Partners, Mr. Block was an Associate at CIBC World Markets in the leveraged finance group.  Mr. Block is a graduate of Tulane University's A.B. Freeman School of Business where he received a Bachelor of Science in Management in 1999.

J. Keith McKinnish was promoted to Senior Vice President of Global Financial Strategy on March 5, 2013. Prior to this new role, Mr. McKinnish served as Senior Vice President and Chief Financial Officer since July 2006. Mr. McKinnish has over 30 years of experience in corporate financial management. Prior to joining WireCo WorldGroup, Mr. McKinnish was the Chief Financial Officer of Curtis Papers, Inc. Previous to this position, Mr. McKinnish held numerous financial positions with

Champion International during his 22-year tenure. Mr. McKinnish holds a Bachelor of Economics from the University of North Carolina in Charlotte.

David T. Hornaday has been Senior Vice President and Chief Administrative Officer since July 2010.  He directs global human resources, corporate communications, investor relations and marketing communications. Mr. Hornaday has been with WireCo WorldGroup since 1976, working in areas of general management, human resources, sales and marketing management, planning and logistics. He plays a key role in transforming the organization’s talent base while controlling fringe benefit costs. He also leads the Company’s marketing initiatives that strengthen our brands and launch new products. He holds a journalism degree from the University of Missouri and a Master of Business Administration from Southern Methodist University.

Wolfgang Oswald has been Senior Vice President of Sales, Eastern Hemisphere since October 2010. Mr. Oswald manages all sales activities in Europe, Asia, Africa and the Pacific Rim and oversees four of the global market directors’ efforts to develop and execute strategies to build the wire rope business in new and existing markets. Mr. Oswald joined CASAR, our German subsidiary, as Managing Director in 2003 after serving as Chief Executive Officer of the Paulsen Wire Rope Corporation, a former sister company of CASAR in the United States from 2001 to 2002. For the four years prior to that, Mr. Oswald was Managing Director of Viterra Sicherheit, a former subsidiary of the EON group, which at that time was Germany’s leading company for electronic alarm systems. Mr. Oswald has five years of experience in management consulting. He holds a Master of Business Administration from the University of Augsburg, Germany and a Master of Economics from Wayne State University in Detroit, Michigan.

Miguel Gomez has been Senior Vice President of Sales, Western Hemisphere since October 2010. He oversees all sales activities in North, Central and South America and provides guidance to the market directors for our high carbon wire and EMC businesses. Mr. Gomez served as the Commercial Sales Director for Aceros Camesa, our Mexican subsidiary, for three years. Prior to joining Aceros Camesa in 2002, Mr. Gomez worked as a General Manager for Nissan in Mexico for two years. He also has several years of managerial experience with TXI Chaparral Steel Company. Mr. Gomez holds a Bachelor of Science Degree in Mechanical and Electrical Engineering from Universidad Iberoamericana, a diploma in marketing from the Instituto Tehnológico y de Est. Sup. de Monterrey (ITESM) and a Master of Business Administration from McGill University (Montreal, Canada).

José Gramaxo joined WireCo World Group in July 2012 as Senior Vice President of Global Synthetics after the acquisition of Lankhorst.  Mr. Gramaxo was President and CEO of Lankhorst from 2004 to 2012.  Prior to that, he served as Vice President and Chief Operations Officer of Lankhorst from 1998 to 2004, coordinating all sales activities and defining the commercial and industrial strategy to include different markets. Mr. Gramaxo was also the President of the Netting Committee of the European Federation of the Rope and Netting Manufacturers from 1998 to 2008.  He took a one-year course in Fishing Gear Technology in the White Fish Authority in Hull, United Kingdom, and several courses in international business, finance and project management.

Board of Directors
Through control of a majority of the shares, Paine & Partners Fund III and its affiliates have the power to control us and our affairs and policies, including the election of our directors and the appointment of our management team. Of WireCo WorldGroup Inc.’s board, one member is a partner of Paine & Partners, a second member is a former partner of Paine & Partners and four of the remaining five members are employees or advisors of Paine & Partners.
The following table sets forth the names and positions of the board of directors of WireCo WorldGroup Inc. and their ages as of March 15, 2013:

Name	Age	Title	Date of appointment
John J. Anton	70	Chairman of the Board, member of Audit Committee	November 2010
Franklin Myers	60	Director, chairman of Audit Committee	March 2011
Stephan Kessel	59	Director, member of Audit Committee and Compensation Committee	March 2011
Troy W. Thacker	40	Director, member of Audit Committee	February 2007
Thomas S. L. Anderman	34	Director	November 2010
W. Dexter Paine, III	52	Director, chairman of Compensation Committee	November 2010
Ira L. Glazer*	61	Director, President and Chief Executive Officer	February 2007
*See biographical information above.

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

Franklin Myers has been an investor since 2009. Mr. Myers served as Senior Advisor to Cameron International Corporation, a publicly traded provider of flow equipment products, from 2008 until 2009. He served Cameron in various other capacities, including as Senior Vice President and Chief Financial Officer from 2003 through 2008, President of Cameron's compression business from 1998 through 2001 and Senior Vice President and General Counsel from 1995 through 1999. In addition, Mr. Myers served as Senior Vice President and General Counsel of Baker Hughes Incorporated from 1988 through 1995 and an associate and then a partner at Fulbright & Jaworski from 1978 through 1988. Mr. Myers serves as a director of Ion Geophysical Corporation (IO/NYSE), Comfort Systems USA, Inc. (FIX/NYSE), Forum Energy Technologies Inc., Holly Frontier Corporation (HFC/NYSE) and Seahawk Drilling, Inc. Mr. Myers chairs the audit committee of Comfort Systems, Inc. and serves on the audit committee of Forum Energy Technologies Inc. Mr. Myers holds a Bachelor of Science in Industrial Engineering from Mississippi State University and a Juris Doctor, with Honors, from the University of Mississippi.

Stephan Kessel is an Operating Director at Paine & Partners. Dr. Kessel has enjoyed a successful career as an operating executive and advisor for value-added industrial and manufacturing companies, with specific expertise in the automotive sector. Dr. Kessel began his career in a research and development capacity with Continental AG, a leading supplier of tires, brake and chassis systems to the automotive industry. In 1997, he became a member of the Executive Board and succeeded in leading the turnaround of Continental AG’s truck tire business after 12 years of reported losses. In 1999, Dr. Kessel was appointed Chief Executive Officer at Continental. In 2002, Dr. Kessel joined Investcorp International Ltd. as Advisory Director, where he was involved in several acquisitions and divestitures of portfolio companies. He served as Chairman on the Advisory Boards of Gerresheimer Glas, Minimax and Stahl. In 2005, Dr. Kessel became Vice Chairman of the Board of Directors of Vulcan Holdings Luxembourg S.a.r.l., the parent company of VCST Industrial Products, a portfolio investment company of Paine & Partners, and served in this capacity until its sale in December 2005. Between 2007 and 2011 Dr. Kessel served as chairman on the Boards of Etimex Holding, a highly specialized packaging company for food and other industries, and Global Safety Textiles, a leading supplier of safety textiles for airbags in cars and trucks. He serves on the Board of Minimax-Viking, a leader in fire protection systems and Stabilus, a leading manufacturer of gas springs for the auto and other industries. He is also chairman of the Boards of Armacell International, a market leader in elastomeric insulation for construction industries and Novem, a leading supplier of high-quality interior trim elements and decorative functional elements for luxury cars. Dr. Kessel was raised in Aachen, Germany and is a graduate of the Rheinisch Westfälische Technische Hochschule (University) of Aachen, from which he holds a Doctorate in Chemistry.

Troy W. Thacker is President of R360 Environmental Solutions and a former Partner of Paine & Partners. Mr. Thacker began his career at Morgan Stanley & Co. assisting with the establishment of a regional corporate finance and M&A office in Houston, Texas. While at Morgan Stanley, Mr. Thacker worked on financings, mergers and acquisitions and other corporate transactions for energy and industrial companies based in the southwest region. In 1997, Mr. Thacker joined SCF Partners, a private equity investment firm focused on the energy services and equipment manufacturing markets, where he assisted with the management of approximately $1.0 billion of funds. During his tenure at SCF Partners, he was involved with several new investments. After graduating from Harvard Business School in 2000, Mr. Thacker joined Gryphon Investors, Inc., a middle-market private equity firm based in San Francisco. While at Gryphon, Mr. Thacker focused on retail and business services investment opportunities. Mr. Thacker joined the predecessor firm to Paine & Partners in 2001 and was employed until July 2010 when he assumed his current position as President of R360 Environmental Solutions Inc. In addition to a Master of Business Administration from Harvard Business School, Mr. Thacker holds a Bachelor of Science in Chemical Engineering from Rice University.

Thomas S. L. Anderman is a Principal at Paine & Partners. Mr. Anderman began his career at Salomon Smith Barney / Citigroup, where he was an Analyst in the consumer / retail investment banking group. In 2004, he joined Freeman Spogli & Co., a retail-focused private investment firm, as an Associate in the New York office. Mr. Anderman joined Merrill Lynch Global Private Equity / BAML Capital Partners in 2008 as a Senior Associate focusing on new investments in the consumer sector and on several portfolio companies. He was promoted to Vice President in 2009. Mr. Anderman joined Paine & Partner’s New York office in 2010. He focuses on existing portfolio companies and new investment opportunities. Mr. Anderman serves on the Board of Eurodrip. In addition to a Master of Business Administration from the Kellogg School of Management, Mr. Anderman holds a Bachelor of Arts in Economics and a Master of Sociology from Stanford University.

W. Dexter Paine, III is a founding Partner of Paine & Partners. He began his professional career at Bankers Trust Company in Los Angeles. In 1987, Mr. Paine joined Robertson Stephens & Company to establish a leveraged buyout group for the firm. In 1994, Mr. Paine joined Kohlberg & Company to establish and head the firm’s West Coast office. In 1997, he co-founded the predecessor firm to Paine & Partners where he served as president from its inception until 2008. Mr. Paine serves as a member of the boards of directors of Cevian Capital and SM Group and as chairman of the board of directors of the U.S. Ski and Snowboard Association. Mr. Paine is a former member of the international board of directors of Right to Play and past chairman of the board and Emeritus Trustee of Holderness School and the Nueva School. Mr. Paine holds a Bachelor of Arts in Economics from Williams College.
The experience, qualifications, attributes and/or skills of the above individuals led the Board to conclude that they should serve as directors in addition to their professional background and experience, current and previously held leadership positions, board experience and extensive knowledge and understanding of our business operations.

Committees
The WireCo WorldGroup (Cayman) Inc. audit committee and compensation committee serve as the audit committee and compensation committee for WireCo WorldGroup Inc. The duties and responsibilities of the audit committee include recommending the appointment or termination of the engagement of independent accountants, overseeing the independent auditor relationship and reviewing significant accounting policies and controls. Messrs. Myers (chairman), Anton, Thacker and Kessel are members of our audit committee. Mr. Myers serves as an “audit committee financial expert” and is independent under the rules of the New York Stock Exchange. The duties and responsibilities of the compensation committee include overseeing the compensation of our directors, officers and other employees, along with our overall compensation policies, strategies, plans and programs. Messrs. Paine (chairman) and Kessel are members of our compensation committee.

Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to all our employees, including our executives. These standards are designed to deter wrongdoing and to promote honest and ethical conduct.

Item 11.Executive Compensation
Non-employee Director Compensation
This section describes the compensation paid to our non-employee directors who are not affiliated with Paine & Partners. In addition to the standard compensation of $150,000, the chairman of the Board and the chairman of each committee receives $25,000 annually for that position. During the fourth quarter of 2012, the Company began compensating non-affiliated WireCo WorldGroup or Paine & Partners audit committee and compensation committee members $5,000 for each meeting attended. Ira L. Glazer, our President and CEO, serves on the Board, but is not paid any compensation for his services. His compensation is included in the Summary Compensation Table below.
The following table sets forth the compensation paid to our non-employee directors of WireCo WorldGroup Inc. in 2012:

	Fees earned or paid in cash		Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Name	($)		($)	($)	($)	($)	($)	($)
John J. Anton	$180,000	(1)	—	—	—	—	—	$180,000
Franklin Myers	$162,500	(2)	—	—	—	—	—	$162,500
Stephan Kessel	$155,000	(3)	—	—	—	—	—	$155,000
Troy W. Thacker	$117,500	(4)	—	—	—	—	—	$117,500
Thomas S. L. Anderman	—		—	—	—	—	—	—
W. Dexter Paine, III	—		—	—	—	—	—	—
(1) Mr. Anton's compensation includes the standard compensation of $150,000 for general board service, $25,000 for his chairman of the Board responsibilities and $5,000 for the fourth quarter audit committee meeting.
(2) Mr. Myers's compensation includes the standard compensation of $150,000 for general board service and a partial payment of $12,500 for his audit committee chairman responsibilities effective in the third quarter of 2012.
(3) Mr. Kessel's compensation includes the standard compensation of $150,000 for general board service and $5,000 for the fourth quarter audit committee meeting.
(4) Mr. Thacker's compensation includes a partial payment of $112,500 for general board service during the last three quarters of 2012 and $5,000 for the fourth quarter audit committee meeting.

Compensatory Arrangements
The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company. Mr. Glazer, Mr. Bruder and Mr. McKinnish are covered by employment term sheets, dated September 28, 2012, as described below.
Employment Term Sheets
Mr. Glazer’s employment term sheet (the “Glazer Term Sheet”), effective as of September 28, 2012, has a term of one year, with automatic annual renewals, unless either party gives notice of its intention not to renew. The Glazer Term Sheet provides for an annual base salary of $1,000,000, continued participation in the CEO Bonus Plan for Fiscal Year 2012 and Beyond and participation in employee benefits made available to senior executives of the Company generally. Upon a termination of employment without “cause” or a resignation for “good reason” that is not in connection with a “change in control” (as each such term is defined in the Glazer Term Sheet), Mr. Glazer is entitled to, subject to his execution and non-revocation of a release in a form satisfactory to the Company (the “Release”), salary continuation for 18 months following the termination of employment. In the event that Mr. Glazer’s employment is terminated without cause or he resigns for good reason during the two-year period following a change in control, Mr. Glazer is entitled to, subject to his execution and non-revocation of a Release, 18 months of salary continuation following the termination of employment and a lump sum cash payment equal to the sum of (i) 18 months of Mr. Glazer’s base salary and (ii) three times the average annual bonus paid to Mr. Glazer in respect of the two fiscal years preceding the year of the change in control and continued access (fully paid by Mr. Glazer) to medical benefits for Mr. Glazer and his spouse until each has turned age 65. Mr. Glazer is also subject to non-compete and non-

solicitation of employee covenants while he is employed by the Company and for the 18-month period following termination of employment.
Mr. Bruder’s employment term sheet (the “Bruder Term Sheet”), effective as of September 28, 2012, has a term of one year, with automatic annual renewals, unless either party gives notice of its intention not to renew. The Bruder Term Sheet provides for an annual base salary of $480,000, continued participation in the Company’s EBITDA Plan and participation in employee benefits made available to senior executives of the Company generally. Upon a termination of employment without “cause” or a resignation for “good reason” that is not in connection with a “change in control” (as each such term is defined in the Bruder Term Sheet), Mr. Bruder is entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to one times Mr. Bruder’s annual base salary. In the event that Mr. Bruder’s employment is terminated without cause or he resigns for good reason during the two-year period following a change in control, Mr. Bruder is entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to the product of 1.5 times the sum of (i) Mr. Bruder’s annual base salary and (ii) the average annual bonus paid to Mr. Bruder in respect of the two fiscal years preceding the year of the change in control and continued access (fully paid by Mr. Bruder) to medical benefits for Mr. Bruder and his spouse until each has turned age 65. Mr. Bruder is also subject non-compete and non-solicitation of employee covenants while he is employed by the Company and for the 12-month period following termination of employment.
Mr. McKinnish’s employment term sheet (the “McKinnish Term Sheet”), effective as of September 28, 2012, has a term of one year, with automatic annual renewals, unless either party gives notice of its intention not to renew. The McKinnish Term Sheet provides for an annual base salary of $375,000, continued participation in the Company’s EBITDA Plan and participation in employee benefits made available to senior executives of the Company generally. Upon a termination of employment without “cause” or a resignation for “good reason” that is not in connection with a “change in control” (as each are defined in the McKinnish Term Sheet), Mr. McKinnish is entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to one-half of Mr. McKinnish’s annual base salary. In the event that Mr. McKinnish’s employment is terminated without cause or he resigns for good reason during the two-year period following a change in control, Mr. McKinnish is entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to one times the sum of (i) Mr. McKinnish’s annual base salary and (ii) the average annual bonus paid to Mr. McKinnish in respect of the two fiscal years most immediately preceding the year of the change in control and continued access (fully paid by Mr. McKinnish) to medical benefits for Mr. McKinnish and his spouse until each has turned age 65. Mr. McKinnish is also subject to non-compete and non-solicitation of employee covenants while he is employed by the Company and for the 18-month period following termination of employment.
The foregoing summary is qualified in its entirety by reference to the Glazer Term Sheet, the Bruder Term Sheet and the McKinnish Term Sheet, respectively, which were filed October 2, 2012 on Form 8-K and are incorporated herein by reference.
We maintain an incentive plan called the Management EBITDA Bonus Plan (“EBITDA Bonus Plan”), which is based on Adjusted EBITDA. For this plan, Adjusted EBITDA is defined in the same context we use in our business to measure our performance and liquidity. For the definitions of Adjusted EBITDA, see the section titled “Non-GAAP Financial Measures” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report. Generally, no bonuses are paid under the EBITDA Bonus Plan unless the Company achieves a threshold of 85% of the Adjusted EBITDA as budgeted in the quarter. According to the terms of the plan, if the Adjusted EBITDA threshold is met, a bonus pool is established as a percentage of Adjusted EBITDA and allocated to an executive pool, a management pool and a sales management pool. Within those pools, all plan participants are assigned a Participation Level Factor, which is applied to their salary to determine an extended participation amount. The extended participation amount for the individual is then divided by the total extended participation amount for the group to determine the participant’s percentage of their respective pool. The Participation Level Factor is based on the participant’s level of responsibility.
Mr. Glazer does not participate in our EBITDA Bonus Plan. Instead, we have the CEO Bonus Plan as amended on September 28, 2012, which is designed to pay a bonus of 1% of actual Adjusted EBITDA for achievement of 100% of the budgeted Adjusted EBITDA. If actual Adjusted EBITDA exceeds budgeted Adjusted EBITDA by 10%, the bonus plan payment reaches a maximum target of 1.8% of actual Adjusted EBITDA. The bonus potential ranges from 90% to 110% achievement of budgeted Adjusted EBITDA.
The following table sets forth the calculation of Mr. Glazer’s 2012 bonus:

2012
Adjusted EBITDA payment	$0

The 2008 Long-Term Incentive Plan (the “LTIP”) authorizes various types of equity-based awards, including stock options, restricted stock, restricted stock units and other equity-based instruments of the Company. The LTIP authorized the use of 563,216 shares of common stock of the Company, of which, 465,870 shares of common stock are subject to outstanding stock options. Vesting of service-based stock options is conditioned upon continued service, although partial or full accelerated vesting may occur under limited circumstances in connection with certain termination or liquidity events. In general, the options vest ratably over five years of service from the date of grant, with one-fifth vesting each year. Of the options that have been issued, 73,276 were performance-based. These options vest if (i) Paine & Partners Capital Fund III, L.P. receives cash equal to or in excess of 300% of the total investment in the Company and (ii) at that time, the stock option recipient is employed with the Company. Partial vesting may occur upon certain other liquidity events.
All stock options granted have a 10-year contractual term and require that any exercise of vested options be completed no later than 90 days following a termination from service unless otherwise stated in a separation agreement. In the event of the optionee’s death, the installment of options scheduled to vest during the 12-month period immediately following death become vested options. A liquidity event means a public offering or other sale by the investor; however, such sale by the investor will not be considered a liquidity event if the sale is prior to a public offering and the investor continues to beneficially own 50 percent or more of the (a) outstanding shares and (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote for the election of directors. Upon a liquidity event, total outstanding options will vest to the same percentage as the overall liquidated percentage of shares. Any remaining unvested options will continue to vest in equal installments on the vesting dates subsequent to the liquidity event. If an optionee is terminated without cause within a one-year period following the consummation of a liquidity event, all options become vested options.

Summary Compensation Table
The table below sets forth information regarding the compensation for our named executive officers during fiscal years 2012 and 2011:

Name and principal position	Fiscal year	Salary ($)	Option awards (1) ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Ira L. Glazer,	2012	$925,000	$3,395,840	—	—	$4,320,840
President and Chief Executive Officer	2011	$800,000	—	$1,438,940	—	$2,238,940

Eric V. Bruder,	2012	$455,000	$1,528,128	$122,486	—	$2,105,614
Executive Vice President and Chief Operations Officer	2011	$405,000	—	$434,633	—	$839,633

J. Keith McKinnish,	2012	$357,500	$1,018,752	$96,340	—	$1,472,592
Senior Vice President and Chief Financial Officer	2011	$322,500	—	$345,416	—	$667,916

(1)
These amounts reflect the grant date fair value of the awards granted. Refer to Note 12—“Share-based Compensation” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Year-end
The following table provides information regarding outstanding options that have been granted, but not exercised as of December 31, 2012:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised earned options (#) unexercisable	Number of securities underlying unexercised unearned options (#) unexercisable	Option exercise price	Option expiration date
Ira L. Glazer	98,335	—	—	$100.00	2/9/2017	(1)
	—	—	42,039	$100.00	2/9/2017	(2)
	—	—	10,136	$132.00	2/15/2018	(2)
	—	25,600	—	$294.18	9/28/2022	(3)
Eric V. Bruder	49,168	—	—	$100.00	2/9/2017	(1)
	—	—	12,552	$132.00	2/15/2018	(2)
	—	11,520	—	$294.18	9/28/2022	(3)
J. Keith McKinnish	19,667	—	—	$100.00	2/9/2017	(1)
	—	—	8,549	$132.00	2/15/2018	(2)
	—	7,680	—	$294.18	9/28/2022	(3)

(1)	All 2007 time-based options vested ratably over five years of service on each December 31, beginning with December 31, 2007.

(2)
These performance options vest if (i) Paine & Partners Capital Fund III, L.P. receives cash equal to or in excess of 300% of the total cash investment in the Company and (ii) at that time, the named executive officer is employed with the Company.

(3)
Unvested stock options with an expiration date of September 28, 2022 vest in one-fifth increments on September 28, 2013, September 28, 2014, September 28, 2015, September 28, 2016, and September 28, 2017.

Payments to Named Executive Officers Upon Termination or Change in Control
Upon a termination of employment without "cause" or a resignation for "good reason" that is not in connection with a "change in control" (as each such term is defined in the respective Employment Term Sheets included as exhibits to this annual report), Mr. Glazer's contract provides for salary continuation for 18 months following the termination and the other executives are entitled to lump sum cash payments. In the event that the executives are terminated without cause or resigns for good reason during the two-year period following a change in control, Mr. Glazer is entitled to 18 months of salary continuation, a lump sum cash payment and continued access to medical benefits, fully paid by him. Mr. Bruder and Mr. McKinnish are entitled to a lump sum cash payment and continued access to medical benefits, fully paid by them.

Non-qualified Deferred Compensation Plans
We do not maintain any non-qualified deferred compensation plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
WireCo indirectly owns 100% of the voting common stock of WireCo WorldGroup U.S. Holdings Inc. (formerly known as WRCA U.S. Holdings Inc.) (“US Holdings”), and WireCo WorldGroup Inc. is a wholly-owned subsidiary of US Holdings. The following table provides certain information about beneficial ownership of the voting common stock of WireCo WorldGroup and WireCo as of March 15, 2013 by each person known to beneficially own more than 5% of its respective common stock, each director and named executive officer of WireCo WorldGroup, and all directors and executive officers of WireCo WorldGroup as a group. Non-voting shares of US Holdings can be exchanged for common stock of WireCo WorldGroup (Cayman) Inc. at an exchange ratio of 1 to 1 pursuant to the Shareholders' Agreement dated February 8, 2007. A person has beneficial ownership of shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of March 15, 2013. Unless otherwise indicated, the business address of each person is our corporate address.

Name and address of beneficial owner	Shares of WireCo WorldGroup Inc. voting common stock beneficially owned as of March 15, 2013	Percentage of ownership of WireCo WorldGroup Inc.	Shares of WireCo voting common stock beneficially owned as of March 15, 2013	Percentage of ownership of WireCo
US Holdings	100	100%	—	—%
Paine & Partners Fund III (1)	—	—	1,998,000	85%
John J. Anton, Director (2)	—	—	50,368	2%
Troy W. Thacker, Director	—	—	—	—%
Stephan Kessel, Director (3)	—	—	4,200	*
Franklin Myers, Director (4)	—	—	3,000	*
Thomas S. L. Anderman, Director	—	—	—	—%
W. Dexter Paine, III, Director	—	—	—	—%
Ira L. Glazer, Chief Executive Officer and Director (5)	—	—	115,777	5%
Eric V. Bruder, Chief Operations Officer (6)	—	—	54,808	2%
J. Keith McKinnish, Chief Financial Officer (7)	—	—	21,809	1%
Brian G. Block, Senior Vice President of Finance (8)	—	—	3,200
All directors and executive officers (14) as a group (9)	—	—	280,378	12%
 *Denotes ownership interest that is less than 1%.

(1)	This fund consists of various Paine funds. The manager of the fund is Paine & Partners and the address for Paine & Partners is 461 Fifth Avenue, 17th Floor, New York, New York 10017.

(2)	Includes beneficial ownership of 50,368 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options.

(3)	Includes beneficial ownership of 4,200 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options.

(4)	Includes beneficial ownership of 1,200 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options.

(5)
Includes beneficial ownership of 98,335 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options, as well as beneficial ownership of 17,442 non-voting shares of US Holdings that may be exchanged under the US Holdings Shareholder Agreement.

(6)
Includes beneficial ownership of 49,168 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options, as well as beneficial ownership of 5,640 non-voting shares of US Holdings that may be exchanged under the US Holdings Shareholder Agreement.

(7)	Includes beneficial ownership of 19,667 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options.

(8)
Includes beneficial ownership of 247,171 shares of WireCo common stock that may be acquired within 60 days of March 15, 2013 pursuant to stock options, as well as beneficial ownership of 26,065 non-voting shares of US Holdings that may be exchanged under the US Holdings Shareholder Agreement.

Equity Compensation Plan Information
The following table provides information as of December 31, 2012, about the common stock that may be issued upon the exercise of options, as well as shares remaining available for future issuance under the Company’s existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under an equity compensation plan - excluding securities reflected in the first column
Equity compensation plans:
Approved by security holders	460,924	$139.85	97,346
Not approved by security holders	—	—	—
Total	460,924	$139.85	97,346

Item 13.	Certain Relationships and Related Transactions and Director Independence
Directors and Executives
Shareholder Agreements
In connection with our acquisition by Paine & Partners Fund III in 2007, Paine & Partners Fund III, certain of its affiliates, WireCo Cyprus Holdings Inc. ("WireCo Cyprus"), US Holdings and certain current and former members of our management who invested in WireCo and US Holdings entered into a shareholders agreement on February 8, 2007. The shareholders agreement provides for, among other things, certain restrictions on the transferability of such person’s equity ownership in the Company and US Holdings, as well as tag-along rights, drag-along rights, piggyback registration rights and repurchase rights. In addition, the shareholders agreement provides for exchange rights, whereby shareholders may at any time exchange their non-voting shares in US Holdings for shares in the Company. Additionally, the shareholders agreement provides that at any time, if the board of directors of the Company determine it to be in the best interest of the Company, the Company may require the management shareholders of US Holdings to surrender to the Company any or all non-voting shares of US Holdings held by such shareholders, in return for the issuance to such shareholders of shares in the Company. In either case, the initial exchange ratio of 1 to 1 will be adjusted to reflect changes in the capital structure of US Holdings or the Company due to dividends, increases or reductions in the number of outstanding shares, or other similar events. In an exchange required by the Company, if there is U.S. federal income tax payable by holders as a result of the exchange, then the Company must provide a method to ensure such holders have sufficient liquidity to pay such tax.
On December 22, 2008, WireCo Cyprus, WireCo, and certain current and former members of management who invested in WireCo Cyprus or US Holdings entered into a shareholders agreement. The shareholders agreement provides for, among other things, certain restrictions on the transferability of such person’s current and future equity ownership in WireCo Cyprus, as well as certain tag-along rights, drag-along rights, piggyback registration rights and repurchase rights in certain circumstances. The shareholders agreement was later assumed by the Company in 2011 when WireCo Cyprus, through a series of steps, was ultimately merged into the Company. The options to purchase shares of WireCo Cyprus held by the shareholders were converted into the options to purchase shares of the Company upon the completion of the WireCo Cyprus merger into the Company.
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

Transactions with Related Persons
During 2012, the Company repurchased shares of its common stock from the following directors and executive officers in the amounts denoted below, in order to incentivize and retain the management team as contemplated in the Shareholders' Agreement dated February 8, 2007.  The Company offered to repurchase stock from all stockholders, except Paine & Partners Fund III.

Name of Related Person	Related Person's Position	Total Number of Shares Purchased	Price Paid per Share	Total Amount Paid to Related Person
John J. Anton (1)	Director	5,000	$294.18	$1,470,900
Ira L. Glazer	Director, President and Chief Executive Officer	24,087	$294.18	$7,085,914
Eric V. Bruder	Executive Vice President and Chief Operations Officer	5,640	$294.18	$1,659,175
J. Keith McKinnish	Senior Vice President and Chief Financial Officer	2,142	$294.18	$630,134
David T. Hornaday	Senior Vice President and Chief Administrative Officer	2,982	$294.18	$877,245
	Total	39,851		$11,723,368
(1) The proceeds were held by First Republic Bank as Trustee of the John J. Anton IRA of which John J. Anton is the beneficiary.

Paine & Partners
In connection with our acquisition by Paine & Partners Fund III on February 8, 2007, we entered into a management agreement with Paine & Partners to provide certain financial and strategic consulting, advisory and other similar services. As compensation for these services, we agreed to pay Paine & Partners an annual fee equal to the greater of $1.5 million or 2% of the projected Adjusted EBITDA of the Company for that year, as well as to reimburse Paine & Partners for its related expenses. In addition, the management agreement provides for us to pay fees to Paine & Partners in connection with merger, financing or similar transactions by the Company or their respective subsidiaries or affiliates. For detail of fees paid to Paine & Partners, refer to Note 16—“Related Party Transactions” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.
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

Review, Approval or Ratification of Transactions with Related Persons
The transactions described above were approved by the Board in accordance with the Company's policy on transactions with related parties as summarized below.

Policies and Procedures Regarding Related Party Transactions
The Board has adopted a written policy governing related party transactions. For purposes of this policy, a “Related Party Transaction” is any transaction, arrangement or relationship with a Related Party where the aggregate amount involved is expected to exceed $10,000 in any calendar year. “Related Party” includes (a) any person who is or was an executive officer, director or nominee for election as a director at any time during the last fiscal year; (b) any person or group who is a greater than 5% beneficial owner of the Company's voting securities; (c) any immediate family member of a person described in (a) or (b) of this sentence; or (d) any firm, corporation, or other entity which is owned or controlled by a person listed in (a), (b), or (c) above or an entity which any person is an executive officer or has a substantial ownership interest.

The related party policy requires the Board to review each Related Party Transaction and determine whether it will approve or ratify such transaction. In determining whether a Related Party Transaction will be approved or ratified, the Board should determine if the transaction is fair as to the Company and consider factors such as (a) the extent of the Related Party’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not Related Parties; (d) the benefit to the Company; and (e) the aggregate value of the transaction.

Director Independence
We have no securities listed for trading on a national securities exchange, which may have requirements that a majority of our Board be independent. For purposes of complying with the disclosure requirements of the SEC, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, only one of our directors, Franklin Myers, is independent.

Item 14.	Principal Accountant Fees and Services
During 2012 and 2011, KPMG LLP (“KPMG”) served as our independent registered public accounting firm. The following table presents the aggregate fees billed and expected to be billed for services rendered during the years ended December 31, 2012 and 2011, respectively.

	Years ended December 31,
	2012	2011
	(dollars in thousands)
Audit fees (1)	$3,206	$3,116
Audit-related fees (2)	1,962	570
Tax fees (3)	714	718
All other fees	—	—
Total fees	$5,882	$4,404

(1)
Consists of fees for professional services rendered in connection with the audits of our annual consolidated financial statements, reviews of our consolidated financial statements included in quarterly reports, routine consultation on accounting and reporting matters, statutory audits required for our foreign subsidiaries, comfort letters related to debt offering documents and review of our registration statement and related amendments filed with the SEC.

(2)	Consists of fees for services rendered in connection with due diligence services related to the Company’s acquisitions and employee benefit plan audits.

(3)
Consists of fees for professional services rendered in connection with U.S. and foreign tax compliance, such as preparation of tax returns; tax planning, such as assistance with transfer pricing matters; and tax consultation, such as advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

The Audit Committee pre-approved all audit and non-audit services performed and related fees. The Audit Committee determined that the non-audit services rendered by KPMG in 2012 and 2011 were compatible with maintaining its independence as auditors of our consolidated financial statements. The Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided and approval of related fees. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee (“designated member”). The designated member is required to report to the full Audit Committee each specific service pre-approved, together with copies of all supporting documentation. The Audit Committee has retained KPMG as our independent registered public accounting firm for 2013.

PART IV

Item 15.Exhibits and Financial Statement Schedules
(1) Financial Statements
The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II Item 8, Financial Statements and Supplementary Data, of this annual report.

(2)	Financial Statement Schedules
All schedules are omitted because they are not applicable, or not required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
A list of exhibits to this annual report is set forth in the Exhibit Index appearing elsewhere in this annual report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	March 29, 2013	By:	/s/ Ira L. Glazer
Ira L. Glazer
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

/s/ Ira L. Glazer	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
Ira L. Glazer

/s/ Brian G. Block	Senior Vice President of Finance (Principal Financial Officer)	March 29, 2013
Brian G. Block

/s/ Beth Armstrong	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2013
Beth Armstrong

/s/ Thomas S. L. Anderman	Director	March 29, 2013
Thomas S. L. Anderman

/s/ John J. Anton	Director	March 29, 2013
John J. Anton

/s/ Franklin Myers	Director	March 29, 2013
Franklin Myers

/s/ Stephan Kessel	Director	March 29, 2013
Stephan Kessel

/s/ Troy W. Thacker	Director	March 29, 2013
Troy W. Thacker

/s/ W. Dexter Paine, III	Director	March 29, 2013
W. Dexter Paine, III

Exhibit No.	Description of Exhibits Incorporated by Reference

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

4.1(h)
Supplemental Indenture dated January 26, 2012 between WireCo WorldGroup Inc., WireCo WorldGroup Comercial, Unipessoal, Lda. and U.S. Bank National Association, as trustee, adding this Portuguese Guarantor (incorporated by reference to Exhibit 4.1(f) to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on January 30, 2012).

4.1(i)
Supplemental Indenture dated January 30, 2012, between WireCo WorldGroup Inc., the Guarantors and U.S. Bank National Association, as trustee, amending the Indenture (incorporated by reference to Exhibit 4.1(f) to Amendment No. 4 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on January 30, 2012).

4.1(j)
Supplemental Indenture dated as of July 12, 2012, between WireCo WorldGroup Inc., WireCo Dutch Acquisition B.V., the new guarantor, and U.S. Bank National Association, as trustee, amending the Indenture dated as of May 19, 2010 (incorporated by reference to Exhibit 10.8(a) to the Company's quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

4.1(k)
Supplemental Indenture dated as of September 7, 2012, between WireCo WorldGroup Inc., the Guarantors and U.S. Bank National Association, as trustee, adding the Mexican subsidiaries as guarantors to the Indenture dated May 19, 2010 (incorporated by reference to Exhibit 10.8(b) to the Company's quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.1(a)*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer (incorporated by reference to Exhibit 10.1(a) to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.1(b)*
Amendment to the Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer, including CEO Bonus Plan for Fiscal Year 2012 and Beyond,(incorporated by reference to Exhibit 10.1(b) to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.2*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Eric Bruder (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.3*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and J. Keith McKinnish(incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.4
Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.5
Shareholders Agreement among WireCo WorldGroup Limited, WireCo WorldGroup (Cayman) Inc., and certain investors dated December 22, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.6
Stockholders Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.7*	Management EBITDA Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on November 18, 2011).

10.8(a)*
WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan as adopted on December 29, 2008 and amended on November 9, 2011 (incorporated by reference to Exhibit 10.4(a) to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.8(b)*
Form of Option Award Agreement - Time Vesting under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4(b) to the Company's current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.9(a)	Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K (File No. 333-174896) filed on July 16, 2012).

10.9(b)
The First Amendment to Credit Agreement dated as of August 9, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, with reference to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.10(a) to the Company's quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.9(c)
Supplement No. 1 dated as of September 7, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding the Mexican subsidiaries as guarantors to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.10(b) to the Company's quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.10(a)
Note Purchase Agreement dated July 12, 2012, related to the issuance of 11.75% Senior Notes due May 15, 2017 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K (File No. 333-174896) filed on July 16, 2012).

10.10(b)
Amendment to Note Purchase Agreement dated as of September 7, 2012, between WireCoWorldGroup Inc., the Mexican subsidiaries, as new guarantors, and the Purchasers, adding the Mexican subsidiaries as guarantors of the 11.75% Senior Notes (incorporated by reference to Exhibit 10.9 to the Company's quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.11
Preliminary Share Purchase Agreement dated June 6, 2011 between WRCA (Luxembourg) Holdings S.á r.l. and Sidonio Holdings Limited (Drumet) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.12
Agreement For The Sale and Purchase of All The Issued Shares in Koninklijke Lankhorst-Euronete Group B.V. dated June 12, 2012 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K (File No. 333-174896) filed on July 16, 2012).

10.13(a)
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

10.14
Paine & Partners, LLC Management Agreement and form of Indemnification Letter Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on August 19, 2011).

10.15
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

Exhibit No.	Description of Exhibits Filed with this Report

4.1(l)
Supplemental Indenture dated as of November 30, 2012, between WireCo WorldGroup Inc., Lankhorst Euronete Australia PTY LTD, as new guarantor, and U.S. Bank National Association, as trustee, adding the Australian subsidiary as a guarantor to the Indenture dated May 19, 2010.

4.1(m)
Supplemental Indenture dated as of December 28, 2012, between WireCo WorldGroup Inc., Lankhorst Euronete Portugal, S.A., as new guarantor, and U.S. Bank National Association, as trustee, adding the Portuguese subsidiary as a guarantor to the Indenture dated May 19, 2010.

4.1(n)
Supplemental Indenture dated as of February 8, 2013, between WireCo WorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and U.S. Bank National Association, as trustee, adding the Dutch and German subsidiary as guarantors to the Indenture dated May 19, 2010.

10.8(c)*	Form of Non Qualified Stock Option Agreement - Performance Vesting under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan.

10.9(d)
Supplement No. 2 dated as of November 30, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Euronete Australia PTY LTD as a guarantor to the Credit Agreement dated July 12, 2012.

10.9(e)
Supplement No. 3 dated as of December 28, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Euronete Portugal S.A. as a guarantor to the Credit Agreement dated July 12, 2012.

10.9(f)
Supplement No. 4 dated as of February 8, 2013 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH as a guarantor to the Credit Agreement dated July 12, 2012.

10.10(c)
Amendment to Note Purchase Agreement dated as of November 30, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Australia PTY LTD, as new guarantor, and the Purchasers, adding the Australian subsidiary as a guarantor of the 11.75% Senior Notes.

10.10(d)
Amendment to Note Purchase Agreement dated as of December 28, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Portugal, S.A., as new guarantor, and the Purchasers, adding the Portuguese subsidiary as a guarantor of the 11.75% Senior Notes.

10.10(e)
Amendment to Note Purchase Agreement dated as of February 8, 2013, between WireCoWorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and the Purchasers, adding the Dutch and German subsidiaries as a guarantors of the 11.75% Senior Notes.

21	List of Subsidiaries

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited statements of WISCO WireCo Wire Rope Co., Ltd. as of December 31, 2012 and for the year ended December 31, 2012

99.2	Audited statements of WISCO WireCo Wire Rope Co., Ltd. as of December 31, 2011 and 2010 and for the three years ended December 31, 2011

101
The following financial information from WireCo WorldGroup (Cayman) Inc.’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three years ended December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2012, (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, (vi) the Notes to Consolidated Financial Statements and (vii) document and entity information.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.