Form 10-Q
period 2013-03-31
WireCo WorldGroup Inc.
filed 2013-05-10
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐   NO  ☒
NOTE: While the Registrant is a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of April 30, 2013 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended March 31, 2013

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

Assets	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$36,303	$49,244
Restricted cash	4,101	4,254
Accounts receivable, less allowance for doubtful accounts of $3,341 and $3,416, at March 31, 2013 and December 31, 2012, respectively	174,014	152,998
Inventories, net	239,437	247,559
Current deferred income tax assets	4,265	5,128
Prepaid expenses and other current assets	21,543	14,507
Total current assets	$479,663	$473,690
Property, plant and equipment, less accumulated depreciation of $130,412 and $119,121, at March 31, 2013 and December 31, 2012, respectively	369,217	372,461
Intangible assets, net	155,806	162,876
Goodwill	195,333	197,437
Investments in non-consolidated affiliates	2,686	2,768
Deferred financing fees, net	26,162	27,923
Other non-current assets	12,914	13,105
Total assets	$1,241,781	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$1,594
Current maturities of long-term debt	11,567	20,653
Interest payable	19,087	6,576
Accounts payable	84,129	83,086
Accrued compensation and benefits	17,789	16,697
Other current liabilities	24,141	19,479
Total current liabilities	$156,713	$148,085
Long-term debt, excluding current maturities	891,184	893,217
Non-current deferred income tax liabilities	64,001	65,291
Other non-current liabilities	29,164	31,655
Total liabilities	$1,141,062	$1,138,248
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,053,174 shares issued and 2,004,005 shares outstanding at March 31, 2013 and December 31, 2012	$21	$21
Additional paid-in capital	219,771	219,137
Accumulated other comprehensive loss	(24,545)	(24,028)
Accumulated deficit	(79,953)	(68,350)
Treasury stock, at cost. 49,169 shares at March 31, 2013 and December 31, 2012	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$100,829	$112,315
Non-controlling interests	(110)	(303)
Total stockholders’ equity	$100,719	$112,012
Total liabilities and stockholders’ equity	$1,241,781	$1,250,260
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Net sales	$222,643	$166,475
Cost of sales	(168,017)	(127,083)
Gross profit	$54,626	$39,392
Other operating expenses:
Selling expenses	(11,143)	(6,345)
Administrative expenses	(21,019)	(12,229)
Amortization expense	(4,158)	(3,202)
Total other operating expenses	$(36,320)	$(21,776)
Operating income	$18,306	$17,616
Other income (expense):
Interest expense, net	(20,107)	(11,570)
Equity in loss of non-consolidated affiliates, net	(34)	(440)
Foreign currency exchange gains (losses), net	(10,854)	8,063
Other expense, net	(119)	(10)
Total other expense, net	$(31,114)	$(3,957)
Income (loss) before income taxes	$(12,808)	$13,659
Income tax benefit (expense)	1,439	(4,949)
Net income (loss)	$(11,369)	$8,710
Less: Net income (loss) attributable to non-controlling interests	234	(405)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(11,603)	$9,115
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Net income (loss)	$(11,369)	$8,710
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(558)	11,795
Comprehensive income (loss)	$(11,927)	$20,505
Less: Comprehensive income attributable to non-controlling interests	193	85
Comprehensive income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(12,120)	$20,420
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(11,369)	$8,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,777	10,035
Amortization of debt issuance costs, discounts and premium	2,159	1,719
Equity in loss of non-consolidated affiliates, net	34	440
Shared-based compensation	634	269
Other non-cash items	834	(1,870)
Unrealized foreign currency exchange losses (gains), net	8,795	(8,233)
Provision for deferred income taxes	862	374
Changes in assets and liabilities:
Accounts receivable	(23,359)	(8,720)
Inventories	5,269	1,823
Prepaids and other assets	(7,171)	(3,345)
Interest payable	12,516	10,093
Accounts payable	1,677	(5,224)
Other accrued liabilities	7,458	3,893
Net cash provided by operating activities	$12,116	$9,964
Cash flows from investing activities:
Capital expenditures	(11,464)	(7,131)
Investments in non-consolidated affiliates	(34)	(442)
Net cash used in investing activities	$(11,498)	$(7,573)
Cash flows from financing activities:
Principal payments on long-term debt	(9,368)	(4,790)
Net borrowings under former revolving credit agreements	—	6,893
Borrowings under current Revolving Loan Facility	31,250	—
Repayments under current Revolving Loan Facility	(32,850)	—
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(4,255)
Net cash used in financing activities	$(12,554)	$(2,152)
Effect of exchange rates on cash and cash equivalents	(1,005)	1,376
Increase (decrease) in cash and cash equivalents	$(12,941)	$1,615
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$36,303	$29,278
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$5,491	$1,824
Cash paid for income taxes, net of refunds	1,700	(399)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest (the “Company”), and contains certain footnote disclosures regarding the financial information of WireCo WorldGroup (Cayman) Inc. and certain of its wholly-owned subsidiaries that guarantee, subject to customary release provisions, substantially all of the outstanding indebtedness of WireCo WorldGroup Inc. The consolidated financial statements include the activity of two entities located in Brazil and the United States ("U.S."), which are not wholly-owned, but which the Company has control. The Company reports the non-controlling interests in these consolidated subsidiaries as a component of equity separate from the Company's equity. The Company's ownership interest in certain other entities are accounted for under the equity method and are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements included herein have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”) by the Company without audit in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for quarterly reports on Form 10-Q and, accordingly, do not include all of the annual disclosures required by U.S. GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
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

(2) Inventories
The major classes of inventories were as follows as of the dates indicated:

	March 31, 2013	December 31, 2012
Raw materials	$75,318	$82,558
Work in process	27,656	22,906
Finished goods, net	136,463	142,095
Inventories, net	$239,437	$247,559

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(3) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$129,506	$(71,236)	$58,270	$130,433	$(67,382)	$63,051
Trade name	682	(276)	406	682	(265)	417
Patented and unpatented technology	23,539	(8,122)	15,417	23,792	(7,760)	16,032
Other	6,240	(5,912)	328	6,320	(5,961)	359
Total finite-lived intangible assets	$159,967	$(85,546)	$74,421	$161,227	$(81,368)	$79,859
Indefinite-lived Asset
Trade names	81,385		81,385	83,017		83,017
Total intangible assets	$241,352	$(85,546)	$155,806	$244,244	$(81,368)	$162,876

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of March 31, 2013 was as follows:

Remainder of 2013	$11,898
2014	10,908
2015	10,013
2016	9,775
2017	7,917
Thereafter	23,910
Total	$74,421

The change in the carrying value of goodwill was as follows as of the dates indicated:

	Lifting Products	All other	Total
December 31, 2012	$179,224	$18,213	$197,437
Foreign currency translation	(1,567)	(537)	(2,104)
March 31, 2013	$177,657	$17,676	$195,333

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	March 31, 2013	December 31, 2012
Borrowings under Revolving Loan Facility	$48,676	$50,276
Polish Debt due 2014	16,332	25,882
Term Loan due 2017	333,325	334,163
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	782	575
Total debt at face value	$906,615	$918,396
Less: Unamortized discount, net	(3,864)	(4,526)
Less: Current maturities of long-term debt	(11,567)	(20,653)
Total long-term debt	$891,184	$893,217
As of March 31, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—”Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2012.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
As of March 31, 2013, the Company's maximum borrowing capacity and availability under the Revolving Loan Facility was $145,000 and $96,324, respectively. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at March 31, 2013, was 7% and 6%, respectively. Cash flows under the Revolving Loan Facility are presented gross based on the terms of the arrangement.

Interest expense, net
Net interest expense consists of:

	Three months ended
	March 31,
	2013	2012
Interest on long-term debt and revolvers	$18,233	$12,034
Amortization of debt issuance costs, discounts and premium	2,159	1,719
Capitalized interest	(275)	(2,120)
Other	(10)	(63)
Interest expense, net	$20,107	$11,570

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(5) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at March 31, 2013 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$48,676	$48,676
Polish Debt due 2014	14,535	14,667
Term Loan due 2017	330,522	337,492
9.5% Senior Notes due 2017	425,736	444,125
11.75% Senior Notes due 2017	82,500	83,325
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

(6) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income and adjusts for discrete items, if any, during the reporting period. The effective income tax rate was 11.2% and 36.2% for the three months ended March 31, 2013 and 2012, respectively.
The effective tax rate for the first quarter of 2013 and 2012 includes a valuation allowance against the Company's U.S. income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The decrease in the effective tax rate from the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to a smaller proportion of the Company's income being earned in countries with higher tax rates. The decrease in income in higher tax jurisdictions can be explained in part by unrealized foreign exchange losses during the period. This decrease was reduced by the increase in the expected effective tax rate attributable to the July 2012 Lankhorst acquisition.
Unrecognized tax benefits increased $690 for the three months ended March 31, 2013.

(7) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. The Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2013, the Company had accrued approximately $655 for certain outstanding legal proceedings.
If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At March 31, 2013, no legal proceedings met that criteria.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(8) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of steel and synthetic ropes, electromechanical cable, fabricated products, specialty steel wire and synthetic yarns as one reportable segment entitled Lifting Products. The Company aggregated ten of its total eleven operating segments, which operate in geographic regions (including the United States, Mexico, Germany, Portugal and Poland) and product divisions (including maritime and offshore rope, yarn, composites, fishing and a majority owned location in Brazil), into one reportable segment as they had similar economic and other characteristics, such as production and distribution processes, product offerings and customers. The engineered products division was not aggregated. As this operating segment did not meet the quantitative threshold determined on an annual basis, the Company included its results in the "all other" category, as a reconciling item to consolidated amounts.
Financial information for the Company's only reportable segment, reconciled to the consolidated amounts, is presented below. For the first quarter of 2012, all of the Company's operating segments were able to be aggregated into one reportable segment with no reconciling items to the consolidated financial statements.

	Three months ended
	March 31,
	2013	2012
Net sales
Lifting Products	$193,268	$166,475
All other	29,375	—
Total net sales	$222,643	$166,475

Operating income
Lifting Products	$13,760	$17,616
All other	4,546	—
Total operating income	$18,306	$17,616

	March 31, 2013	December 31, 2012
Total assets
Lifting Products	$1,140,851	$1,160,518
All other	100,930	89,742
Total assets	$1,241,781	$1,250,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(9) Condensed Consolidating Financial Statements
Guarantees of the 9.5% Senior Notes
The Company has registered 9.5% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. (the “Issuer”). These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. ("Parent"). Certain entities controlled by the Company (collectively referred to as the “Guarantors”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantors” column are 100% owned directly or indirectly by the Company. WRCA Hong Kong Holding Company Limited, which holds the investment in the China JV, certain Lankhorst subsidiaries with significant locations in the Netherlands and France, the majority-owned location in Brazil and all joint ventures are collectively referred to as the “Non-Guarantor Subsidiaries”. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. The total stockholders' equity presentation under the parent, guarantor and elimination columns was adjusted to reflect equity method accounting for accumulated other comprehensive income and comprehensive income. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. During the first quarter of 2013, Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH became guarantors. Also, during the third quarter of 2012, the Issuer sold its investment in the stock of two Mexican subsidiaries to a foreign affiliate. Following the completion of this intercompany sale, the Mexican subsidiaries became guarantors. These changes in the guarantor pool have been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18	$4,999	$17,373	$13,913	$—	$36,303
Restricted cash	—	—	1,028	3,073	—	4,101
Accounts receivable, net	—	49,940	96,871	27,203	—	174,014
Intercompany accounts receivable	17,718	59,416	59,955	3,327	(140,416)	—
Inventories, net	—	94,347	121,043	32,565	(8,518)	239,437
Current deferred income tax assets	—	3,240	1,016	9	—	4,265
Prepaid expenses and other current assets	—	4,537	14,398	2,608	—	21,543
Total current assets	$17,736	$216,479	$311,684	$82,698	$(148,934)	$479,663
Long-term intercompany notes receivable	—	488,665	40,733	112,000	(641,398)	—
Property, plant and equipment, net	—	63,651	253,813	51,753	—	369,217
Intangible assets, net	—	41,386	88,530	25,890	—	155,806
Goodwill	—	117,855	53,842	23,636	—	195,333
Investments in subsidiaries	90,789	—	187,866	—	(278,655)	—
Investment in non-consolidated affiliates	—	—	2,686	—	—	2,686
Deferred financing fees, net	—	26,162	—	—	—	26,162
Other non-current assets	—	168	12,597	180	(31)	12,914
Total assets	$108,525	$954,366	$951,751	$296,157	$(1,069,018)	$1,241,781
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,350	$8,217	$—	$—	$11,567
Interest payable	—	18,988	34	(118)	183	19,087
Accounts payable	—	12,977	51,800	19,352	—	84,129
Accrued compensation and benefits	—	6,244	11,583	(38)	—	17,789
Intercompany accounts payable	1,106	68,949	66,001	4,793	(140,849)	—
Other current accrued liabilities	—	3,471	14,484	5,892	294	24,141
Total current liabilities	$1,106	$113,979	$152,119	$29,881	$(140,372)	$156,713
Long-term debt, excluding current maturities	—	884,083	7,035	66	—	891,184
Long-term intercompany notes payable	6,700	—	595,142	43,050	(644,892)	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Non-current deferred income tax liabilities	—	7,010	44,224	12,767	—	64,001
Other non-current accrued liabilities	—	7,629	19,732	(1,759)	3,562	29,164
Total liabilities	$7,806	$1,012,701	$818,252	$84,005	$(781,702)	$1,141,062
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	100,829	(58,335)	133,609	210,015	(285,289)	100,829
Non-controlling interests	(110)	—	(110)	2,137	(2,027)	(110)
Total stockholders’ equity	$100,719	$(58,335)	$133,499	$212,152	$(287,316)	$100,719
Total liabilities and stockholders’ equity	$108,525	$954,366	$951,751	$296,157	$(1,069,018)	$1,241,781

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34	$2,867	$24,993	$21,350	$—	$49,244
Restricted cash	—	—	1,059	3,195	—	4,254
Accounts receivable, net	—	46,449	80,852	25,697	—	152,998
Intercompany accounts receivable	17,145	47,156	49,251	982	(114,534)	—
Short-term intercompany notes receivable	—	3,163	—	—	(3,163)	—
Inventories, net	—	97,057	127,022	32,282	(8,802)	247,559
Current deferred income tax assets	—	3,240	1,888	—	—	5,128
Prepaid expenses and other current assets	—	2,163	10,932	1,412	—	14,507
Total current assets	$17,179	$202,095	$295,997	$84,918	$(126,499)	$473,690
Long-term intercompany notes receivable	—	485,185	41,921	113,215	(640,321)	—
Property, plant and equipment, net	—	65,158	253,800	53,503	—	372,461
Intangible assets, net	—	42,818	92,897	27,161	—	162,876
Goodwill	—	117,855	54,752	24,830	—	197,437
Investment in subsidiaries	102,558	—	170,145	—	(272,703)	—
Investment in non-consolidated affiliates	—	—	2,768	—	—	2,768
Deferred financing fees, net	—	27,923	—	—	—	27,923
Other non-current assets	—	177	12,897	31	—	13,105
Total assets	$119,737	$941,211	$925,177	$303,658	$(1,039,523)	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$—	$1,594	$—	$1,594
Current maturities of long-term debt	—	3,350	17,303	—	—	20,653
Interest payable	—	6,471	35	70	—	6,576
Accounts payable	—	14,829	47,294	20,963	—	83,086
Accrued compensation and benefits	—	4,687	9,195	2,815	—	16,697
Intercompany accounts payable	1,025	57,790	50,756	3,624	(113,195)	—
Short-term intercompany notes payable	—	—	7,304	—	(7,304)	—
Other current accrued liabilities	—	3,609	13,709	3,396	(1,235)	19,479
Total current liabilities	$1,025	$90,736	$145,596	$32,462	$(121,734)	$148,085

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	886,383	6,834	—	—	893,217
Long-term intercompany notes payable	6,700	—	590,329	43,273	(640,302)	—
Non-current deferred income tax liabilities	—	7,010	44,938	13,343	—	65,291
Other non-current accrued liabilities	—	7,508	21,825	(1,812)	4,134	31,655
Total liabilities	$7,725	$991,637	$809,522	$87,266	$(757,902)	$1,138,248
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	112,315	(50,426)	115,958	214,787	(280,319)	112,315
Non-controlling interests	(303)	—	(303)	1,605	(1,302)	(303)
Total stockholders’ equity	$112,012	$(50,426)	$115,655	$216,392	$(281,621)	$112,012
Total liabilities and stockholders’ equity	$119,737	$941,211	$925,177	$303,658	$(1,039,523)	$1,250,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$79,542	$130,340	$42,221	$(29,460)	$222,643
Cost of sales	—	(61,650)	(101,258)	(34,852)	29,743	(168,017)
Gross profit	—	17,892	29,082	7,369	283	54,626
Other operating expenses:
Selling expenses	—	(3,413)	(5,767)	(1,963)	—	(11,143)
Administrative expenses	(75)	(10,058)	(8,731)	(2,155)	—	(21,019)
Amortization expense	—	(1,432)	(2,194)	(532)	—	(4,158)
Total other operating expenses	(75)	(14,903)	(16,692)	(4,650)	—	(36,320)
Operating income (loss)	(75)	2,989	12,390	2,719	283	18,306
Other income (expense):
Interest income (expense), net	(101)	(10,808)	(10,200)	1,002	—	(20,107)
Equity in loss of non-consolidated affiliates, net	—	(34)	—	—	—	(34)
Equity earnings (losses) from subsidiaries	(11,427)	—	6,506	—	4,921	—
Foreign currency exchange gains (losses), net	—	206	(13,450)	2,390	—	(10,854)
Other income (expense), net	—	(139)	18	2	—	(119)
Total other income (expense), net	(11,528)	(10,775)	(17,126)	3,394	4,921	(31,114)
Income (loss) before income taxes	(11,603)	(7,786)	(4,736)	6,113	5,204	(12,808)
Income tax benefit (expense)	—	(123)	1,451	111	—	1,439
Net income (loss)	(11,603)	(7,909)	(3,285)	6,224	5,204	(11,369)
Less: Net income (loss) attributable to non-controlling interests	—	—	(262)	496	—	234
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(11,603)	$(7,909)	$(3,023)	$5,728	$5,204	$(11,603)
Comprehensive income (loss)	$(11,927)	$(7,909)	$(3,843)	$17,394	$(5,642)	$(11,927)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$83,991	$109,039	$—	$(26,555)	$166,475
Cost of sales	—	(66,448)	(85,736)	—	25,101	(127,083)
Gross profit	—	17,543	23,303	—	(1,454)	39,392
Other operating expenses:
Selling expenses	—	(2,962)	(3,383)	—	—	(6,345)
Administrative expenses	(282)	(12,613)	737	(71)	—	(12,229)
Amortization expense	—	(1,432)	(1,770)	—	—	(3,202)
Total other operating expenses	(282)	(17,007)	(4,416)	(71)	—	(21,776)
Operating income (loss)	(282)	536	18,887	(71)	(1,454)	17,616
Other income (expense):
Interest expense, net	—	(9,024)	(2,546)	—	—	(11,570)
Equity in loss of non-consolidated affiliates, net	—	(442)	—	—	2	(440)
Equity earnings (losses) from subsidiaries	9,396	2,143	(7,790)	—	(3,749)	—
Foreign currency exchange gains (losses), net	1	(1,074)	9,136	—	—	8,063
Other income (expense), net	—	(74)	64	—	—	(10)
Other expense, net	9,397	(8,471)	(1,136)	—	(3,747)	(3,957)
Income (loss) before income taxes	9,115	(7,935)	17,751	(71)	(5,201)	13,659
Income tax expense	—	(462)	(4,487)	—	—	(4,949)
Net income (loss)	9,115	(8,397)	13,264	(71)	(5,201)	8,710
Less: Net loss attributable to non-controlling interests	—	—	(405)	—	—	(405)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$9,115	$(8,397)	$13,669	$(71)	$(5,201)	$9,115
Comprehensive income (loss)	$20,505	$(8,397)	$25,059	$(71)	$(16,591)	$20,505

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16)	$6,367	$5,464	$301	$—	$12,116
Cash flows from investing activities:
Capital expenditures	—	(1,446)	(8,983)	(1,035)	—	(11,464)
Investments in non-consolidated affiliates	—	(34)	—	—	—	(34)
Intercompany dividends received	—	—	4,008	—	(4,008)	—
Net cash used in investing activities	—	(1,480)	(4,975)	(1,035)	(4,008)	(11,498)
Cash flows from financing activities:
Principal payments on long-term debt	—	(838)	(8,530)	—	—	(9,368)
Increases (decreases) in intercompany notes	—	(317)	962	(645)	—	—
Borrowings under Revolving Loan Facility	—	31,250	—	—	—	31,250
Repayments under Revolving Loan Facility	—	(32,850)	—	—	—	(32,850)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Intercompany dividends paid	—	—	—	(4,008)	4,008	—
Net cash used in financing activities	—	(2,755)	(7,568)	(6,239)	4,008	(12,554)
Effect of exchange rates on cash and cash equivalents	—	—	(541)	(464)	—	(1,005)
Increase (decrease) in cash and cash equivalents	(16)	2,132	(7,620)	(7,437)	—	(12,941)
Cash and cash equivalents, beginning of period	34	2,867	24,993	21,350	—	49,244
Cash and cash equivalents, end of period	$18	$4,999	$17,373	$13,913	$—	$36,303

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3)	$2,671	$7,296	$—	$—	$9,964
Cash flows from investing activities:
Capital expenditures	—	(2,090)	(5,041)	—	—	(7,131)
Investments in non-consolidated affiliates	—	(442)	—	—	—	(442)
Net cash used in investing activities	—	(2,532)	(5,041)	—	—	(7,573)
Cash flows from financing activities:
Principal payments on long-term debt	—	(250)	(4,540)	—	—	(4,790)
Net borrowings under revolving credit agreements	—	6,893	—	—	—	6,893
Acquisition installment payments	—	—	(4,255)	—	—	(4,255)
Increases (decreases) in intercompany notes	—	(6,233)	6,233	—	—	—
Net cash provided by (used in) financing activities	—	410	(2,562)	—	—	(2,152)
Effect of exchange rates on cash and cash equivalents	—	—	1,376	—	—	1,376
Increase (decrease) in cash and cash equivalents	(3)	549	1,069	—	—	1,615
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$—	$2,814	$26,454	$10	$—	$29,278

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest.
Management’s Discussion and Analysis (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek” or “continue” or the negative of those terms or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. Such factors include, among others:

•	the general economic conditions in markets and countries where we have operations;

•	our ability to meet quality standards;

•	risks associated with our manufacturing activities;

•	the competitive environment in which we operate;

•	changes in the availability or cost of raw materials, energy and labor;

•	foreign currency exchange rate fluctuations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	violations of laws and regulations;

•	our ability to develop and maintain competitive advantages;

•	our ability to successfully execute and integrate acquisitions;

•	breach in technology;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	the impact of safety issues and changes in safety laws and regulations;

•	our ability to implement and maintain sufficient internal controls;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	our significant indebtedness;

•	covenant restrictions; and

•	the interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes.

Any forward-looking statements that we make in this quarterly report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

BUSINESS OVERVIEW
We manufacture high-performance steel and synthetic rope, electromechanical cable (“EMC”), fabricated products, specialty steel wire, synthetic yarns and engineered products. We maintain a comprehensive product portfolio across the diverse end markets we serve, including oil and gas (both offshore and onshore), mining, infrastructure, crane, fishing, marine and other general industrial end markets. We have a global manufacturing footprint of 25 facilities, which includes our majority owned location in Brazil and our joint ventures in China, India and Greece. With the addition of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”), we are no longer able to aggregate all our operating segments, but Lifting Products continues to be our one reportable segment. For discussion on the Company's segments, refer to Note 8—“Segment Reporting” to our interim unaudited consolidated financial statements included in this quarterly report.

First Quarter Highlights
Net sales increased $56.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to our recent acquisition of Lankhorst on July 12, 2012. Acquisition Adjusted EBITDA as a percentage of pro forma sales increased from 16% for the first quarter of 2012 to 17% for the first quarter of 2013. This higher return is primarily due to improved margin performance in targeted end markets, reduced sales of low margin products and benefits from the integration of the Lankhorst acquisition. Our operations generated cash of $12.1 million during the three months ended March 31, 2013, an increase of 22% over the period ended March 31, 2012.
The table below depicts actual net sales and pro forma net sales for the three months ended March 31, 2013 compared to the same period in 2012. Pro forma net sales decreased $8.2 million primarily due to the decline in specialty steel wire sales impacted by the slowdown in Mexican infrastructure projects and our decision to discontinue the sale of low margin wire products and the decline in our North American oil and gas business driven by lower rig counts. These declines were partially offset from growth in our engineered products division.

	Three months ended March 31,
	2013	2012
	(in thousands)
Net sales as reported	$222,643	$166,475
Lankhorst pre-acquisition net sales	—	64,341
Pro forma net sales	$222,643	$230,816
We reported Acquisition Adjusted EBITDA of $37.6 million and a net loss of $11.4 million for the three months ended March 31, 2013, compared to Acquisition Adjusted EBITDA of $38.0 million, which includes Lankhorst pre-acquisition Adjusted EBITDA, and net income of $8.7 million for the same period in 2012. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA and formal reconciliations to net income (loss), see the section titled “Non-GAAP Financial Measures”. Despite the decline in pro forma net sales of 4% quarter over quarter, Acquisition Adjusted EBITDA declined only 1%.

	Three months ended March 31,
	2013	2012
	(in thousands)
Adjusted EBITDA	$37,563	$30,641
Lankhorst pre-acquisition Adjusted EBITDA	—	7,318
Acquisition Adjusted EBITDA	$37,563	$37,959
Net income (loss) as reported	$(11,369)	$8,710
Operating income was $0.7 million higher than the same period in 2012. Our recent acquisition of Lankhorst accounted for $10.2 million of the total $14.5 million increase in selling, administrative and amortization expenses for the three months ended March 31, 2013 over the same period in 2012. The net loss of $11.4 million for the first quarter of 2013 was primarily due to $8.5 million more in interest expense related to $902.8 million of outstanding debt at March 31, 2013 compared to $600.1 million at March 31, 2012, and foreign currency exchange losses of $10.9 million for the three months ended March 31, 2013 compared to $8.1 million of foreign currency exchange gains for the three months ended March 31, 2012. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Most notably, our acquisition of Lankhorst on July 12, 2012 affects the comparability of period-over-period results. Operating results of Lankhorst are included in our consolidated statements of operations since the date of acquisition. Also, our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended March 31, 2013 compared to three months ended March 31, 2012
The following table presents selected consolidated financial data for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Net sales	$222,643	$166,475	$56,168	34%
Gross profit	54,626	39,392	15,234	39%
Other operating expenses	(36,320)	(21,776)	(14,544)	67%
Other expense, net	(31,114)	(3,957)	(27,157)	686%
Income tax benefit (expense)	1,439	(4,949)	6,388	NM
Net income (loss)	$(11,369)	$8,710	$(20,079)	NM
Gross profit as % of net sales	25%	24%
Other operating expenses as % of net sales	16%	13%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $56.2 million, or 34%, during the quarter ended March 31, 2013 as compared to the same period in 2012. Of the increase, $68.9 million was attributable to our acquisition of Lankhorst and $1.2 million was related to foreign currency exchange rate fluctuations, partially offset by a $9.2 million decline in specialty steel wire sales and a $4.0 million decline in steel rope sales.
The Lankhorst acquisition increased our sales mix of synthetic rope and yarns and contributed engineered products to our business mix. Synthetic rope sales represented 11% of our total consolidated net sales for the three months ended March 31, 2013 compared to 5% for the same period in 2012. Engineered products represented 13% of our total consolidated net sales for the three months ended March 31, 2013.
Specialty steel wire sales decreased $9.2 million over the same period in 2012 primarily due to lower demand of prestressed concrete strand as Mexican governmental infrastructure projects were delayed and our decision to reduce production of certain wire products due to low margins primarily in Mexico. Specialty steel wire sales represented 13% of our total consolidated net sales for the three months ended March 31, 2013 compared to 23% for the same period in 2012.
Steel rope sales decreased $4.0 million over the same period in 2012 primarily due to a decrease in drilling activity and lower rig counts in North America caused by low natural gas prices. Steel rope sales represented 44% of our total consolidated net sales for the three months ended March 31, 2013 compared to 57% for the same period in 2012. The North American rig count per Baker Hughes was 2,294 rigs as of March 31, 2013 compared to 2,471 rigs as of March 31, 2012, a 7% decrease year-over-year. According to Credit Suisse, analysts expect the North American rig count to close out the year 130 -170 rigs higher than current levels. Regarding other end markets, we saw modest increases in our crane and mining end markets, which partially offset the decline in oil and gas activity.
There were no significant changes in EMC or fabricated products over the same period in prior year.

Gross profit
Gross profit increased $15.2 million and gross profit as a percentage of sales (“gross margin”) increased from 24% for the three months ended March 31, 2012 to 25% for the three months ended March 31, 2013. Margin enhancement resulting from management's decision to reduce production of low margin wire was partially offset by the inclusion of Lankhorst sales, which have had historically lower margin profiles than our steel and synthetic rope products.

Other operating expenses

	Three months ended March 31,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(11,143)	$(6,345)	$(4,798)	76%
Administrative expenses	(21,019)	(12,229)	(8,790)	72%
Amortization expense	(4,158)	(3,202)	(956)	30%
Other operating expenses	$(36,320)	$(21,776)	$(14,544)	67%
Other operating expenses increased $14.5 million, or 67%, for the three months ended March 31, 2013 compared to the same period in 2012. Our recent acquisition of Lankhorst accounted for $10.2 million of the increase. Overall, total other operating expenses as a percentage of net sales increased from 13% for the period ended March 31, 2012 to 16% for the period ended March 31, 2013.
Selling expenses increased $4.8 million, or 76%, over the same period in 2012. Of the increase, $3.8 million was related to our acquisition of Lankhorst. The remaining increase was primarily due to increased commissions at certain subsidiaries and additional payroll costs associated with our investment in our international sales force. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $8.8 million, or 72%, over the same period in 2012. Of the increase, $5.3 million was related to Lankhorst administrative expenses. Compensation costs increased $1.9 million primarily due to higher incentive bonuses earned, new positions, salary increases and severance charges. Share-based compensation was $0.4 million higher due to options granted in the third quarter of 2012. Also, we recognized $0.9 million more in administrative expenses in the first quarter of 2013 compared to the same period in 2012 related to corporate employees' travel to subsidiary locations and professional services associated with public reporting requirements, litigation and the year-end audit. Foreign currency exchange rate fluctuations had no material impact on the change.
Amortization expense increased $1.0 million, or 30%, over the same period in 2012 due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense increased by $27.2 million, or 686%, for the three months ended March 31, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Three months ended March 31,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(20,107)	$(11,570)	$(8,537)	74%
Equity in loss of non-consolidated affiliates, net	(34)	(440)	406	(92)%
Foreign currency exchange gains (losses), net	(10,854)	8,063	(18,917)	235%
Other expense, net	(119)	(10)	(109)	1,090%
Total other expense, net	$(31,114)	$(3,957)	$(27,157)	686%
Interest expense increased $8.5 million for the three months ended March 31, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, the Company issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $2.4 million of increased interest expense for this quarterly period. Also on July 12, 2012, the Company retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $3.7 million of net additional interest expense for this quarterly period. The amortization of debt issuance costs and the discount related to the new issuances resulted in an additional $0.4 million in interest expense for the three months ended March 31, 2013. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. During the first quarter of 2012, we corrected this error and capitalized $1.9 million of interest.
For the three months ended March 31, 2013, foreign currency exchange losses were $10.9 million compared to foreign currency exchange gains of $8.1 million for the same period in 2012. At March 31, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $489.1 million and $184.4 million, respectively. The revaluation of

$212.3 million of new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $4.1 million of the losses recorded during the first quarter of 2013. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $5.6 million of the losses recognized. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7809 at March 31, 2013. The revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiary resulted in $3.9 million of the losses recognized during 2013. The U.S. dollar to Polish złoty exchange rate at December 31, 2012 was $1.00 to zł.3.0878 compared to $1.00 to zł.3.2647 at March 31, 2013. These losses were offset by $4.7 million of gains related to the remeasurement of new intercompany loans issued to the affiliated Mexican acquisition company in September 2012. The U.S. dollar to the Mexican peso exchange rate was $1.00 to $12.9880 at December 31, 2012 compared to $1.00 to $12.3546 at March 31, 2013. In 2012, the net foreign currency exchange gain recognized on the revaluation of intercompany loans was due to the appreciation of the euro and the Polish złoty against the U.S. dollar. The U.S. dollar to the euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7487 at March 31, 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to zł.3.4127 compared to $1.00 to zł.3.1063 at March 31, 2012.

Income tax benefit/expense
For the three months ended March 31, 2013, we recorded an income tax benefit of $1.4 million compared to income tax expense of $4.9 million for the three months ended March 31, 2012. The resulting effective tax rate for the first quarter of 2013 and 2012 was 11.2% and 36.2%, respectively. The effective tax rate for the first quarter of 2013 and 2012 includes a valuation allowance against our U.S. income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The decrease in the effective tax rate from the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to a smaller proportion of our income being earned in countries with higher tax rates. The decrease in income in higher tax jurisdictions can be explained in part by unrealized foreign exchange losses during the period. This decrease was reduced by the increase in the expected effective tax rate attributable to the July 2012 Lankhorst acquisition.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net income (loss) (GAAP)	$(11,369)	$8,710
Plus:
Interest expense, net	20,107	11,570
Income tax expense (benefit)	(1,439)	4,949
Depreciation and amortization	13,777	10,035
Equity in loss of non-consolidated affiliates, net	34	440
Foreign currency exchange losses (gains), net	10,854	(8,063)
Share-based compensation	634	269
Other expense, net	119	10
Acquisition costs	33	219
Purchase accounting (inventory step-up and other)	923	—
Bank fees	311	482
Advisory fees	1,037	851
Reorganization and restructuring charges	1,962	851
Sarbanes-Oxley implementation	231	318
Other adjustments	349	—
Adjusted EBITDA (Non-GAAP)	$37,563	$30,641
Lankhorst pre-acquisition Adjusted EBITDA (a)	—	7,318
Acquisition Adjusted EBITDA (Non-GAAP)	$37,563	$37,959

The following is a reconciliation of cash flows from operating activities to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities (GAAP)	$12,116	$9,964
Plus: Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Interest expense, net	20,107	11,570
Income tax expense (benefit)	(1,439)	4,949
Foreign currency exchange losses (gains), net	10,854	(8,063)
Other expense, net	119	10
Acquisition costs	33	219
Purchase accounting (inventory step-up and other)	923	—
Bank fees	311	482
Advisory fees	1,037	851
Reorganization and restructuring charges	1,962	851
Sarbanes-Oxley implementation	231	318
Other adjustments	349	—
Less: Cash flow adjustments to net income (loss) not included in Adjusted EBITDA
Amortization of debt issuance costs, discounts and premium	(2,159)	(1,719)
Other non-cash items	(834)	1,870
Unrealized foreign currency exchange gains (losses), net	(8,795)	8,233
Provision for deferred income taxes	(862)	(374)
Changes in assets and liabilities	3,610	1,480
Adjusted EBITDA (Non-GAAP)	$37,563	$30,641
Lankhorst pre-acquisition Adjusted EBITDA (a)	—	7,318
Acquisition Adjusted EBITDA (Non-GAAP)	$37,563	$37,959

(a)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. A pro forma adjustment was included for the 91 days ended March 31, 2012 as if the acquisition had been consummated on the first day of 2012 for comparative purposes. This amount represents the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization. Also, we adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage-of-completion accounting and start-up costs. The pro forma adjustment was converted from euros to U.S. dollars using the average exchange rate for the period of $1.00 to €0.7752.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. During the first quarter of 2013, we generated cash from operations of $12.1 million, paid principal payments of $9.4 million on our long-term debt and reduced our borrowings outstanding under the Revolving Loan Facility by $1.6 million.
Based on current expectations, management believes that existing cash balances, operating cash flows and the Revolving Loan Facility will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in 2013. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Available Liquidity
Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in capital expenditures and acquisitions. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We currently have no plans to enter into derivative agreements to mitigate raw material price changes in any of our facilities. Total available liquidity, defined as total availability under our Revolving Loan Facility plus cash and cash equivalents, was $132.6 million at March 31, 2013 and $144.0 million at December 31, 2012. Components of available liquidity were as follows on the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Availability under Revolving Loan Facility	$96,324	$94,724
Cash and cash equivalents	36,303	49,244
Total available liquidity	$132,627	$143,968
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $36.3 million at March 31, 2013, cash and cash equivalents held in foreign countries were $31.9 million, of which $29.5 million was held in the subsidiaries’ local currency. The cash balances in currencies other than the U.S. dollar are primarily in the euro and the Mexican peso, all of which can be readily converted to U.S. dollars.

Working Capital

	March 31, 2013	December 31, 2012
	(in thousands)
Current assets:
Cash and cash equivalents	$36,303	$49,244
Other current assets	443,360	424,446
Total current assets	479,663	473,690
Less: Total current liabilities	(156,713)	(148,085)
Working capital	$322,950	$325,605

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012, respectively.

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$12,116	$9,964
Investing activities	(11,498)	(7,573)
Financing activities	(12,554)	(2,152)
Effect of exchange rates on cash and cash equivalents	(1,005)	1,376
Net increase (decrease) in cash and cash equivalents	$(12,941)	$1,615
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$36,303	$29,278

Cash from Operating Activities

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net income (loss)	$(11,369)	$8,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities	27,095	2,734
Changes in assets and liabilities	(3,610)	(1,480)
Net cash provided by operating activities	$12,116	$9,964
Cash flow from operations increased over prior period primarily due to cash flows from Lankhorst operations, offset in part by increased tax and interest payments.

Cash from Investing Activities

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Capital expenditures	$(11,464)	$(7,131)
Investments in non-consolidated affiliates	(34)	(442)
Net cash used in investing activities	$(11,498)	$(7,573)
In comparison to the 2012 calendar year, we expect to invest less funds in capital expenditures during 2013. We plan to fund these capital projects with cash from operations and short-term borrowings on our revolver.

Cash from Financing Activities

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Principal payments on long-term debt	$(9,368)	$(4,790)
Net borrowings (repayments) under revolving credit agreements	(1,600)	6,893
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(4,255)
Net cash used in financing activities	$(12,554)	$(2,152)
Principal payments on our debt of $20.7 million are due in 2013. As of March 31, 2013, we have no non-routine commitments, such as the acquisition installments, to fund in 2013.

Revolving Loan Facility Activity
Of the $145.0 million of borrowing capacity, we had borrowed $48.7 million as of March 31, 2013, leaving $96.3 million of availability. Our Revolving Loan Facility activity for the three months ended March 31, 2013 was as follows:

	Amount	Weighted-average interest rate
	(dollars in thousands)
Amount outstanding at March 31, 2013	$48,676	7.00%
Average amount outstanding from January 1, 2013 through March 31, 2013	51,132	7.00%
Maximum amount outstanding from January 1, 2013 through March 31, 2013	56,926	7.00%

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2012. Components of long-term debt at March 31, 2013 and December 31, 2012 are included in Note 4—“Borrowings” to our unaudited interim consolidated financial statements included in Part I, Item 1 of this quarterly report.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from our Contractual Obligations and Commitments table as disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations and Commitments
As of March 31, 2013, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies since year-end.

Recently Issued Accounting Standards
None applicable.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there was no material change during the three months ended March 31, 2013 from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on
Form 10-K for the year ended December 31, 2012.
Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars.  The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is primarily the euro, Polish złoty or Mexican peso. At March 31, 2013, we had intercompany loans that required remeasurement in the aggregate amount of $489.1 million. For the three months ended March 31, 2013, we recognized unrealized foreign currency exchange losses of $8.8 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $33.5 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $7.0 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $9.2 million. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of its interim chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's interim chief executive officer and chief financial officer concluded that, due to an unremediated material weakness in internal control over financial reporting in the area of accounting for income taxes described below, the Company's disclosure controls and procedures were not effective.
Notwithstanding the unremediated material weakness, management, including our interim chief executive officer and chief financial officer, believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting
As reported in the quarterly report on Form 10-Q for the period ended September 30, 2012 and in the annual report on Form 10-K for the period ended December 31, 2012, the Company identified a material weakness in internal control over financial reporting in the area of accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance), and uncertain tax positions.
There was no change in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in our plan disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012. The current plan (i) provides for additional time for tax preparation and review in the Company's closing process, (ii) reassigns tax and financial reporting personnel to review the Company's income tax provision, deferred income taxes (net of required valuation allowance) and uncertain tax positions, and (iii) improves internal communications through planning meetings and status calls with the tax advisors, provision preparers, reviewers, and international component teams, especially with regard to non-routine transactions and the related income tax effects thereof. During the first three months of 2013, we have taken steps to implement this plan to remediate this material weakness, including evaluating the need to hire additional internal tax resource(s).

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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 7—“Contingencies” to our unaudited interim consolidated financial statements included in Part I, Item 1 of this quarterly report.

Item 1A.Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1	Resignation Agreement, dated April 11, 2013, between WireCo WorldGroup Inc. and Ira Glazer, former CEO

10.2	Retention Agreement, dated April 24, 2013, between WireCo WorldGroup Inc. and Eric Bruder, COO

10.3	Resignation Agreement, dated May 1, 2013, between WireCo WorldGroup Inc. and J. Keith McKinnish, former CFO

31.1	Interim CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Interim CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from WireCo WorldGroup (Cayman) Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Notes to Consolidated Financial Statements and (vi) document and entity information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	May 10, 2013	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory for Registrant)