Form 10-Q
period 2013-06-30
WireCo WorldGroup Inc.
filed 2013-08-13
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of August 5, 2013 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended June 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

Assets	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$33,717	$49,244
Restricted cash	2,635	4,254
Accounts receivable, less allowance for doubtful accounts of $3,330 and $3,416, at June 30, 2013 and December 31, 2012, respectively	172,301	152,998
Inventories, net	243,712	247,559
Current deferred income tax assets	4,533	5,128
Prepaid expenses and other current assets	16,015	14,507
Total current assets	$472,913	$473,690
Property, plant and equipment, less accumulated depreciation of $137,211 and $119,121, at June 30, 2013 and December 31, 2012, respectively	364,562	372,461
Intangible assets, net	152,861	162,876
Goodwill	195,337	197,437
Investments in non-consolidated affiliates	2,744	2,768
Deferred financing fees, net	26,398	27,923
Other non-current assets	12,871	13,105
Total assets	$1,227,686	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$1,594
Current maturities of long-term debt	11,437	20,653
Interest payable	6,825	6,576
Accounts payable	83,241	83,086
Accrued compensation and benefits	16,293	16,697
Other current liabilities	25,690	19,479
Total current liabilities	$143,486	$148,085
Long-term debt, excluding current maturities	905,760	893,217
Non-current deferred income tax liabilities	61,001	65,291
Other non-current liabilities	28,672	31,655
Total liabilities	$1,138,919	$1,138,248
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,053,174 shares issued and 2,004,005 shares outstanding at June 30, 2013 and December 31, 2012	$21	$21
Additional paid-in capital	220,863	219,137
Accumulated other comprehensive loss	(24,109)	(24,028)
Accumulated deficit	(92,798)	(68,350)
Treasury stock, at cost. 49,169 shares at June 30, 2013 and December 31, 2012	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$89,512	$112,315
Non-controlling interests	(745)	(303)
Total stockholders’ equity	$88,767	$112,012
Total liabilities and stockholders’ equity	$1,227,686	$1,250,260
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$189,753	$165,148	$412,397	$331,623
Cost of sales	(145,890)	(124,430)	(313,907)	(251,513)
Gross profit	43,863	40,718	98,490	80,110
Other operating expenses:
Selling expenses	(9,899)	(6,440)	(21,041)	(12,785)
Administrative expenses	(21,524)	(17,859)	(42,543)	(30,088)
Amortization expense	(4,437)	(3,214)	(8,595)	(6,416)
Total other operating expenses	(35,860)	(27,513)	(72,179)	(49,289)
Operating income	8,003	13,205	26,311	30,821
Other income (expense):
Interest expense, net	(20,350)	(13,427)	(40,457)	(24,997)
Equity in income (loss) of non-consolidated affiliates, net	9	(279)	(25)	(719)
Foreign currency exchange gains (losses), net	836	(8,097)	(10,017)	(34)
Other income (expense), net	857	(353)	738	(363)
Total other expense, net	(18,648)	(22,156)	(49,761)	(26,113)
Income (loss) before income taxes	(10,645)	(8,951)	(23,450)	4,708
Income tax expense	(2,792)	(3,670)	(1,353)	(8,619)
Net loss	(13,437)	(12,621)	(24,803)	(3,911)
Less: Net income (loss) attributable to non-controlling interests	(589)	9	(355)	(396)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(12,848)	$(12,630)	$(24,448)	$(3,515)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(13,437)	$(12,621)	$(24,803)	$(3,911)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	390	(11,262)	(168)	533
Comprehensive loss	$(13,047)	$(23,883)	$(24,971)	$(3,378)
Less: Comprehensive loss attributable to non-controlling interests	(635)	(352)	(442)	(267)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(12,412)	$(23,531)	$(24,529)	$(3,111)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(24,803)	$(3,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,316	19,601
Amortization of debt issuance costs, discounts and premium	4,322	3,395
Equity in loss of non-consolidated affiliates, net	25	719
Share-based compensation	1,726	538
Other non-cash items	2,037	(1,760)
Unrealized foreign currency exchange losses (gains), net	8,486	(369)
Provision for deferred income taxes	(1,723)	4,816
Changes in assets and liabilities:
Accounts receivable	(21,200)	(13,023)
Inventories	1,600	(4,118)
Prepaids and other assets	(313)	(1,544)
Interest payable	254	58
Accounts payable	557	(6,104)
Other accrued liabilities	2,364	4,246
Net cash provided by operating activities	$1,648	$2,544
Cash flows from investing activities:
Capital expenditures	(18,290)	(16,030)
Deposit on business acquisition	—	(9,394)
Investments in non-consolidated affiliates	(34)	(681)
Net cash used in investing activities	$(18,324)	$(26,105)
Cash flows from financing activities:
Principal payments on long-term debt	(10,205)	(5,064)
Net borrowings under former revolving credit agreements	—	19,954
Borrowings under current Revolving Loan Facility	86,930	—
Repayments under current Revolving Loan Facility	(73,380)	—
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(4,255)
Net cash provided by financing activities	$1,759	$10,635
Effect of exchange rates on cash and cash equivalents	(610)	108
Decrease in cash and cash equivalents	$(15,527)	$(12,818)
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$33,717	$14,845
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$36,132	$24,250
Cash paid for income taxes, net of refunds	4,027	1,991
Debt issuance costs and amendment fees	2,427	—
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

Immaterial Correction of Error
The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, the Company determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs in such a manner and recorded an entry that decreased Net sales and Cost of sales by $5,776 and $4,340, respectively, to correct the effects of this error.  This error was not material to the current and any previously reported periods.

Accounting Pronouncement Issued During 2013
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. ASU 2013-11 was issued to provide explicit guidance on the financial statement presentation in order to eliminate the diversity in practice. The new financial statement presentation provisions relating to this update are prospective and effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements. Pursuant to adopting ASU 2013-11, the Company will reclass certain amounts not yet determined between Non-current deferred income tax liabilities and Other non-current liabilities in the consolidated balance sheets.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(2) Inventories
The major classes of inventories were as follows as of the dates indicated:

	June 30, 2013	December 31, 2012
Raw materials	$78,702	$82,558
Work in process	24,616	22,906
Finished goods, net	140,394	142,095
Inventories, net	$243,712	$247,559

(3) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$129,555	$(74,518)	$55,037	$130,433	$(67,382)	$63,051
Trade name	682	(288)	394	682	(265)	417
Patented and unpatented technology	23,684	(8,539)	15,145	23,792	(7,760)	16,032
Other	6,293	(5,986)	307	6,320	(5,961)	359
Total finite-lived intangible assets	$160,214	$(89,331)	$70,883	$161,227	$(81,368)	$79,859
Indefinite-lived Asset
Trade names	81,978		81,978	83,017		83,017
Total intangible assets	$242,192	$(89,331)	$152,861	$244,244	$(81,368)	$162,876

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of June 30, 2013 was as follows:

Remainder of 2013	$8,407
2014	10,624
2015	10,122
2016	9,853
2017	7,946
Thereafter	23,931
Total	$70,883

The change in the carrying value of goodwill was as follows as of the dates indicated:

	Lifting Products	All other	Total
December 31, 2012	$179,224	$18,213	$197,437
Foreign currency translation	(1,943)	(157)	(2,100)
June 30, 2013	$177,281	$18,056	$195,337

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	June 30, 2013	December 31, 2012
Borrowings under Revolving Loan Facility	$63,826	$50,276
Polish Debt due 2014	16,110	25,882
Term Loan due 2017	332,488	334,163
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	633	575
Total debt at face value	$920,557	$918,396
Less: Unamortized discount, net	(3,360)	(4,526)
Less: Current maturities of long-term debt	(11,437)	(20,653)
Total long-term debt	$905,760	$893,217
As of June 30, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—”Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2012.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of June 30, 2013, availability under the Revolving Loan Facility was $78,481. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit. At June 30, 2013, outstanding letters of credit were $2,693. However, the Company's ability to draw under the Revolving Loan Facility is subject to compliance with certain covenants in the Company's other credit agreements. Giving effect to those covenants, the Company's effective availability is $35,505. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at June 30, 2013, was 5.33% and 6.00%, respectively. Cash flows under the Revolving Loan Facility are presented gross based on the terms of the arrangement.
On July 1, 2013, the Company entered into a second amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Total Net Leverage Ratio financial covenant for fiscal quarters ending June 30, 2013 and thereafter to a Senior Secured Net Leverage Ratio financial covenant and (ii) modified certain defined terms used in the calculation of the Company's financial covenants. The Senior Secured Net Leverage Ratio was set at 3.50x with proposed step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. During the second quarter of 2013, the Company deferred $1,880 in debt issuance costs in connection with this Amendment that will be amortized to interest expense over the term of the debt instrument. Costs to third-parties of $547 were expensed and recorded in Administrative expenses in the consolidated statements of operations.

Interest expense, net
Net interest expense consists of:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest on long-term debt and revolvers	$18,643	$11,990	$36,876	$24,024
Amortization of debt issuance costs, discounts and premium	2,163	1,676	4,322	3,395
Capitalized interest	(538)	(323)	(813)	(2,443)
Other	82	84	72	21
Interest expense, net	$20,350	$13,427	$40,457	$24,997

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Security for Borrowings

Respective borrowings secured by(1):
	United States /Canada /Cayman Islands / Mexico /Germany /Luxembourg		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets
Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (except second- priority lien on certain PP&E)
Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at the Company's Portuguese and Dutch subsidiaries are not secured under any of the Company's borrowings.

(2)	The collateral is being released gradually with the payment of each installment on the Polish Debt, first personal property and then real estate.

(5) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at June 30, 2013 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$63,826	$63,826
Polish Debt due 2014	14,679	15,320
Term Loan due 2017	329,866	334,150
9.5% Senior Notes due 2017	425,693	433,500
11.75% Senior Notes due 2017	82,500	83,325
As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value. The estimated fair value of the Polish Debt, which is not actively traded, is determined using a discounted cash flow model (Level 3 inputs) at a discount rate of 10.00%. The estimated fair value of the Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs). The estimated fair value of the 9.50% Senior Notes is based on current market rates in inactive markets (Level 2 inputs) and the estimated fair value of the privately placed 11.75% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs).

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(6) Restructuring
During 2013, the Company underwent an organizational restructuring, which included among other positions, a change in its chief executive officer and chief financial officer. As a result of these actions, the Company incurred $4,484 in restructuring charges, which consisted of employee termination and related benefits. These charges are recorded in Administrative expenses in the consolidated statements of operations.
A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2012	$—
Restructuring charges incurred in 2013	4,484
Payments made in 2013	(2,378)
Balance at June 30, 2013	$2,106

(7) Share-based Compensation
The Company maintains the 2008 Long Term Incentive Plan (the "Plan") pursuant to which the Company may grant up to 563,216 non-qualified stock options and restricted stock to directors, officers and key employees. There were 196,150 options available for future grants under the Plan at June 30, 2013.

(a)	Service-based Stock Options
Changes in the Company's outstanding service-based stock option awards were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2012	387,648	$144.81
Forfeited	(38,080)	$287.84
Outstanding at June 30, 2013	349,568	$129.23	4.0
With regards to forfeitures, share-based compensation expense previously recognized is reversed when the employee fails to provide the requisite service. The expected term of certain stock option awards were modified in conjunction with the Company's organizational restructuring. The Company immediately recognized the incremental compensation cost of $1,127 associated with these vested modified awards in Administrative expenses in the consolidated statements of operations.
At June 30, 2013, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock options that remains to be expensed was $4,253, with the weighted average remaining years to vest of approximately 3.0 years.
Subsequent to June 30, 2013, the Company granted a total of 101,000 non-qualified service-based stock options at an exercise price of $255.90 per share. These awards vest over a three-year period, with 33% vesting each year and have a contractual term of ten years. The financial effect of the stock option issuance will be recorded as of the grant date in the third quarter.

(b)	Performance-based Stock Options
In conjunction with the organizational restructuring, 60,724 non-qualified performance-based stock options were forfeited, leaving 12,552 outstanding at June 30, 2013. Compensation expense of $533 will be recognized based on the grant date fair value when and if a liquidity event occurs that provides the stated cash return to Paine & Partners Capital Fund III, L.P.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(c) Restricted Stock
Subsequent to June 30, 2013, the Company granted 13,800 shares of restricted stock that vest over a four-year period, with 25% vesting each year. If a change in control occurs, all unvested shares of restricted stock will immediately vest. The financial effect of the restricted stock issuance will be recorded as of the grant date in the third quarter.

(8) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items, if any, during the reporting period. The effective income tax rate for the three and six months ended June 30, 2013 was (26.2)% and (5.8)%, respectively, compared to (41.0)% and 183.1% for the three and six months ended June 30, 2012, respectively.
The decrease in the effective tax rate for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to tax expense of $9,322 related to the sale of the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate. The decrease in the effective tax rate is also attributed to a decrease in income earned in countries with higher tax rates. The decrease in income in higher tax jurisdictions is due in part to decreased sales driven by tough economic conditions. These decreases were offset by an increase in tax expense related to the U.S. and Portugal valuation allowance of $8,485.
Unrecognized tax benefits increased $415 for the six months ended June 30, 2013.

(9) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. The Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2013, the Company had accrued approximately $632 for certain outstanding legal proceedings.
If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At June 30, 2013, no legal proceedings met that criteria.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(10) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of ropes and specialty steel wire as one reportable segment entitled Lifting Products. The Company aggregated ten of its total eleven operating segments, which operate in geographic regions (including the United States, Mexico, Germany, Portugal and Poland) and product divisions (including maritime and offshore rope, yarn, composites, fishing and a majority owned location in Brazil), into one reportable segment as they had similar economic and other characteristics, such as production and distribution processes, product offerings and customers. The engineered products division was not aggregated. As this operating segment did not meet the quantitative threshold determined on an annual basis, the Company included its results in the "All other" category, as a reconciling item to consolidated amounts.
Financial information for the Company's only reportable segment, reconciled to the consolidated amounts, is presented below. For the three and six months ended June 30, 2012, all of the Company's operating segments were able to be aggregated into one reportable segment with no reconciling items to the consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales
Lifting Products	$175,785	$165,148	$369,054	$331,623
All other	15,329	—	44,704	—
Elimination of intersegment net sales	(1,361)	—	(1,361)	—
Total net sales	$189,753	$165,148	$412,397	$331,623

Operating income
Lifting Products	$7,388	$13,205	$21,150	$30,821
All other	955	—	5,501	—
Elimination of intersegment operating income	(340)	—	(340)	—
Total operating income	$8,003	$13,205	$26,311	$30,821

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(11) Condensed Consolidating Financial Statements
Guarantees of the 9.5% Senior Notes
The Company has registered 9.50% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. Certain entities controlled by the Company (collectively referred to as the “Guarantors”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantors” column are 100% owned directly or indirectly by the Company. Certain subsidiaries with locations in the Netherlands, France, Brazil and Hong-Kong are collectively referred to as the “Non-Guarantor Subsidiaries”. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. The total stockholders' equity presentation under the parent, guarantor and elimination columns was adjusted to reflect equity method accounting for accumulated other comprehensive loss and comprehensive loss. During the first quarter of 2013, Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH became guarantors. Also, during the third quarter of 2012 all Mexican subsidiaries became guarantors and in the fourth quarter of 2012 WireCo Dutch Acquisition B.V. became a guarantor. These changes in the guarantor pool have been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$3,763	$8,426	$21,429	$—	$33,717
Restricted cash	—	—	1,050	1,585	—	2,635
Accounts receivable, net	—	50,942	99,545	21,814	—	172,301
Intercompany accounts receivable	16,888	57,278	49,994	4,732	(128,892)	—
Inventories, net	—	95,004	125,179	31,933	(8,404)	243,712
Current deferred income tax assets	—	3,240	1,284	9	—	4,533
Prepaid expenses and other current assets	—	2,783	11,747	1,485	—	16,015
Total current assets	$16,987	$213,010	$297,225	$82,987	$(137,296)	$472,913
Long-term intercompany notes receivable	—	479,140	41,559	112,859	(633,558)	—
Property, plant and equipment, net	—	61,966	250,975	51,621	—	364,562
Intangible assets, net	—	39,954	87,001	25,906	—	152,861
Goodwill	—	117,124	54,068	24,145	—	195,337
Investments in subsidiaries	79,743	—	155,613	—	(235,356)	—
Investment in non-consolidated affiliates	—	—	2,744	—	—	2,744
Deferred financing fees, net	—	26,398	—	—	—	26,398
Other non-current assets	—	168	12,516	187	—	12,871
Total assets	$96,730	$937,760	$901,701	$297,705	$(1,006,210)	$1,227,686
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,350	$8,087	$—	$—	$11,437
Interest payable	—	6,685	140	—	—	6,825
Accounts payable	—	12,729	52,082	18,430	—	83,241
Accrued compensation and benefits	—	5,710	10,500	83	—	16,293
Intercompany accounts payable	1,188	59,277	63,685	4,721	(128,871)	—
Other current liabilities	75	5,624	15,341	4,650	—	25,690
Total current liabilities	$1,263	$93,375	$149,835	$27,884	$(128,871)	$143,486
Long-term debt, excluding current maturities	—	898,535	7,174	51	—	905,760
Long-term intercompany notes payable	6,700	—	586,418	43,924	(637,042)	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Non-current deferred income tax liabilities	—	6,815	41,105	13,081	—	61,001
Other non-current liabilities	—	7,574	19,296	1,802	—	28,672
Total liabilities	$7,963	$1,006,299	$803,828	$86,742	$(765,913)	$1,138,919
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	89,512	(68,539)	98,618	209,089	(239,168)	89,512
Non-controlling interests	(745)	—	(745)	1,874	(1,129)	(745)
Total stockholders’ equity	$88,767	$(68,539)	$97,873	$210,963	$(240,297)	$88,767
Total liabilities and stockholders’ equity	$96,730	$937,760	$901,701	$297,705	$(1,006,210)	$1,227,686

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34	$2,867	$24,993	$21,350	$—	$49,244
Restricted cash	—	—	1,059	3,195	—	4,254
Accounts receivable, net	—	46,449	80,852	25,697	—	152,998
Intercompany accounts receivable	17,145	47,156	49,251	982	(114,534)	—
Short-term intercompany notes receivable	—	3,163	—	—	(3,163)	—
Inventories, net	—	97,057	127,022	32,282	(8,802)	247,559
Current deferred income tax assets	—	3,240	1,888	—	—	5,128
Prepaid expenses and other current assets	—	2,163	10,932	1,412	—	14,507
Total current assets	$17,179	$202,095	$295,997	$84,918	$(126,499)	$473,690
Long-term intercompany notes receivable	—	485,185	41,921	113,215	(640,321)	—
Property, plant and equipment, net	—	65,158	253,800	53,503	—	372,461
Intangible assets, net	—	42,818	92,897	27,161	—	162,876
Goodwill	—	117,855	54,752	24,830	—	197,437
Investment in subsidiaries	102,558	—	170,145	—	(272,703)	—
Investment in non-consolidated affiliates	—	—	2,768	—	—	2,768
Deferred financing fees, net	—	27,923	—	—	—	27,923
Other non-current assets	—	177	12,897	31	—	13,105
Total assets	$119,737	$941,211	$925,177	$303,658	$(1,039,523)	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$—	$1,594	$—	$1,594
Current maturities of long-term debt	—	3,350	17,303	—	—	20,653
Interest payable	—	6,471	35	70	—	6,576
Accounts payable	—	14,829	47,294	20,963	—	83,086
Accrued compensation and benefits	—	4,687	9,195	2,815	—	16,697
Intercompany accounts payable	1,025	57,790	50,756	3,624	(113,195)	—
Short-term intercompany notes payable	—	—	7,304	—	(7,304)	—
Other current liabilities	—	3,609	13,709	3,396	(1,235)	19,479
Total current liabilities	$1,025	$90,736	$145,596	$32,462	$(121,734)	$148,085

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	886,383	6,834	—	—	893,217
Long-term intercompany notes payable	6,700	—	590,329	43,273	(640,302)	—
Non-current deferred income tax liabilities	—	7,010	44,938	13,343	—	65,291
Other non-current liabilities	—	7,508	21,825	(1,812)	4,134	31,655
Total liabilities	$7,725	$991,637	$809,522	$87,266	$(757,902)	$1,138,248
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	112,315	(50,426)	115,958	214,787	(280,319)	112,315
Non-controlling interests	(303)	—	(303)	1,605	(1,302)	(303)
Total stockholders’ equity	$112,012	$(50,426)	$115,655	$216,392	$(281,621)	$112,012
Total liabilities and stockholders’ equity	$119,737	$941,211	$925,177	$303,658	$(1,039,523)	$1,250,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,972	$119,158	$25,929	$(28,306)	$189,753
Cost of sales	—	(56,367)	(96,451)	(21,493)	28,421	(145,890)
Gross profit	—	16,605	22,707	4,436	115	43,863
Other operating expenses:
Selling expenses	—	(3,048)	(4,766)	(2,085)	—	(9,899)
Administrative expenses	(671)	(10,945)	(7,464)	(2,444)	—	(21,524)
Amortization expense	—	(1,432)	(2,468)	(537)	—	(4,437)
Total other operating expenses	(671)	(15,425)	(14,698)	(5,066)	—	(35,860)
Operating income (loss)	(671)	1,180	8,009	(630)	115	8,003
Other income (expense):
Interest income (expense), net	(102)	(11,266)	(10,073)	1,091	—	(20,350)
Equity in income of non-consolidated affiliates, net	—	9	—	—	—	9
Equity losses from subsidiaries	(12,075)	—	(13,232)	—	25,307	—
Foreign currency exchange gains (losses), net	—	(378)	3,628	(2,414)	—	836
Other income (expense), net	—	(86)	942	1	—	857
Total other expense, net	(12,177)	(11,721)	(18,735)	(1,322)	25,307	(18,648)
Loss before income taxes	(12,848)	(10,541)	(10,726)	(1,952)	25,422	(10,645)
Income tax benefit (expense)	—	132	(2,815)	(109)	—	(2,792)
Net loss	(12,848)	(10,409)	(13,541)	(2,061)	25,422	(13,437)
Less: Net loss attributable to non-controlling interests	—	—	(323)	(266)	—	(589)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(12,848)	$(10,409)	$(13,218)	$(1,795)	$25,422	$(12,848)
Comprehensive income (loss)	$(13,047)	$(10,409)	$(13,151)	$2,333	$21,227	$(13,047)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$85,526	$105,647	$—	$(26,025)	$165,148
Cost of sales	—	(68,816)	(83,407)	—	27,793	(124,430)
Gross profit	—	16,710	22,240	—	1,768	40,718
Other operating expenses:
Selling expenses	—	(3,036)	(3,404)	—	—	(6,440)
Administrative expenses	162	(6,589)	(10,941)	(491)	—	(17,859)
Amortization expense	—	(1,432)	(1,782)	—	—	(3,214)
Total other operating expenses	162	(11,057)	(16,127)	(491)	—	(27,513)
Operating income (loss)	162	5,653	6,113	(491)	1,768	13,205
Other income (expense):
Interest expense, net	—	(9,002)	(4,425)	—	—	(13,427)
Equity in loss of non-consolidated affiliates, net	—	(239)	—	—	(40)	(279)
Equity earnings (losses) from subsidiaries	(12,792)	5,075	300	—	7,417	—
Foreign currency exchange gains (losses), net	—	3,478	(11,575)	—	—	(8,097)
Other expense, net	—	(265)	(88)	—	—	(353)
Other expense, net	(12,792)	(953)	(15,788)	—	7,377	(22,156)
Income (loss) before income taxes	(12,630)	4,700	(9,675)	(491)	9,145	(8,951)
Income tax expense (benefit)	—	(4,448)	778	—	—	(3,670)
Net income (loss)	(12,630)	252	(8,897)	(491)	9,145	(12,621)
Less: Net income attributable to non-controlling interests	—	—	9	—	—	9
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(12,630)	$252	$(8,906)	$(491)	$9,145	$(12,630)
Comprehensive income (loss)	$(23,883)	$252	$(20,159)	$(491)	$20,398	$(23,883)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$152,514	$249,497	$68,150	$(57,764)	$412,397
Cost of sales	—	(118,018)	(197,709)	(56,342)	58,162	(313,907)
Gross profit	—	34,496	51,788	11,808	398	98,490
Other operating expenses:
Selling expenses	—	(6,461)	(10,533)	(4,047)	—	(21,041)
Administrative expenses	(748)	(21,004)	(16,195)	(4,596)	—	(42,543)
Amortization expense	—	(2,864)	(4,662)	(1,069)	—	(8,595)
Total other operating expenses	(748)	(30,329)	(31,390)	(9,712)	—	(72,179)
Operating income (loss)	(748)	4,167	20,398	2,096	398	26,311
Other income (expense):
Interest income (expense), net	(204)	(22,073)	(20,274)	2,094	—	(40,457)
Equity in loss of non-consolidated affiliates, net	—	(25)	—	—	—	(25)
Equity losses from subsidiaries	(23,496)	—	(14,532)	—	38,028	—
Foreign currency exchange losses, net	—	(171)	(9,822)	(24)	—	(10,017)
Other income (expense), net	—	(225)	960	3	—	738
Total other income (expense), net	(23,700)	(22,494)	(43,668)	2,073	38,028	(49,761)
Income (loss) before income taxes	(24,448)	(18,327)	(23,270)	4,169	38,426	(23,450)
Income tax benefit (expense)	—	9	(1,364)	2	—	(1,353)
Net income (loss)	(24,448)	(18,318)	(24,634)	4,171	38,426	(24,803)
Less: Net income (loss) attributable to non-controlling interests	—	—	(588)	233	—	(355)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(24,448)	$(18,318)	$(24,046)	$3,938	$38,426	$(24,448)
Comprehensive income (loss)	$(24,971)	$(18,318)	$(26,594)	$19,100	$25,812	$(24,971)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$169,518	$214,686	$—	$(52,581)	$331,623
Cost of sales	—	(135,265)	(169,142)	—	52,894	(251,513)
Gross profit	—	34,253	45,544	—	313	80,110
Other operating expenses:
Selling expenses	—	(5,998)	(6,787)	—	—	(12,785)
Administrative expenses	(119)	(19,202)	(9,845)	(922)	—	(30,088)
Amortization expense	—	(2,864)	(3,552)	—	—	(6,416)
Total other operating expenses	(119)	(28,064)	(20,184)	(922)	—	(49,289)
Operating income (loss)	(119)	6,189	25,360	(922)	313	30,821
Other income (expense):
Interest expense, net	—	(18,026)	(6,971)	—	—	(24,997)
Equity in loss of non-consolidated affiliates, net	—	(681)	—	—	(38)	(719)
Equity earnings (losses) from subsidiaries	(3,397)	7,218	(3,821)	—	—	—
Foreign currency exchange gains (losses), net	1	2,404	(2,439)	—	—	(34)
Other expense, net	—	(339)	(24)	—	—	(363)
Other expense, net	(3,396)	(9,424)	(13,255)	—	(38)	(26,113)
Income (loss) before income taxes	(3,515)	(3,235)	12,105	(922)	275	4,708
Income tax expense	—	(4,911)	(3,708)	—	—	(8,619)
Net income (loss)	(3,515)	(8,146)	8,397	(922)	275	(3,911)
Less: Net loss attributable to non-controlling interests	—	—	(396)	—	—	(396)
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	$(3,515)	$(8,146)	$8,793	$(922)	$275	$(3,515)
Comprehensive income (loss)	$(3,378)	$(8,146)	$8,930	$(922)	$138	$(3,378)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$65	$(17,592)	$10,934	$8,241	$—	$1,648
Cash flows from investing activities:
Capital expenditures	—	(2,560)	(13,954)	(1,776)	—	(18,290)
Investments in non-consolidated affiliates	—	(34)	—	—	—	(34)
Intercompany dividends received	5,800	—	4,008	—	(9,808)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Net cash used in investing activities	—	(2,594)	(9,946)	(1,776)	(4,008)	(18,324)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,675)	(8,530)	—	—	(10,205)
Increases (decreases) in intercompany notes	—	9,207	(8,562)	(645)	—	—
Borrowings under Revolving Loan Facility	—	86,930	—	—	—	86,930
Repayments under Revolving Loan Facility	—	(73,380)	—	—	—	(73,380)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Capital contributions received	—	—	5,800	—	(5,800)	—
Intercompany dividends paid	—	—	(5,800)	(4,008)	9,808	—
Net cash provided by (used in) financing activities	—	21,082	(17,092)	(6,239)	4,008	1,759
Effect of exchange rates on cash and cash equivalents	—	—	(463)	(147)	—	(610)
Increase (decrease) in cash and cash equivalents	65	896	(16,567)	79	—	(15,527)
Cash and cash equivalents, beginning of period	34	2,867	24,993	21,350	—	49,244
Cash and cash equivalents, end of period	$99	$3,763	$8,426	$21,429	$—	$33,717

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$2	$(12,857)	$15,399	$—	$—	$2,544
Cash flows from investing activities:
Capital expenditures	—	(4,808)	(11,222)	—	—	(16,030)
Deposit on business acquisition	—	—	(9,394)	—	—	(9,394)
Investments in non-consolidated affiliates	—	(681)	—	—	—	(681)
Net cash used in investing activities	—	(5,489)	(20,616)	—	—	(26,105)
Cash flows from financing activities:
Principal payments on long-term debt	—	(500)	(4,564)	—	—	(5,064)
Net borrowings under former revolving credit agreements	—	17,160	2,794	—	—	19,954
Acquisition installment payments	—	—	(4,255)	—	—	(4,255)
Increases (decreases) in intercompany notes	—	965	(965)	—	—	—
Net cash provided by (used in) financing activities	—	17,625	(6,990)	—	—	10,635
Effect of exchange rates on cash and cash equivalents	—	—	108	—	—	108
Increase (decrease) in cash and cash equivalents	2	(721)	(12,099)	—	—	(12,818)
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$5	$1,544	$13,286	$10	$—	$14,845

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

BUSINESS OVERVIEW
We are one of the world's largest manufacturers of high-performance steel and synthetic ropes, specialty steel wire and engineered plastic injected moldings. Our products are primarily used to lift, anchor, pull, suspend, control, transmit, reinforce or protect equipment, materials and people worldwide. We serve a diverse range of end markets, including oil and gas (both offshore and onshore), crane, fishing, marine, mining, infrastructure and other general industrial end markets, geographies and customers. With the addition of Koninklijke Lankhorst-Euronete Group B.V. (“Lankhorst”), we are no longer able to aggregate all our operating segments, but Lifting Products continues to be our one reportable segment. Lifting Products contains our high performance rope and specialty steel wire business lines. For discussion on our segments, refer to Note 10—“Segment Reporting” to our interim unaudited consolidated financial statements included in this quarterly report.

Second Quarter and First Half of 2013 Highlights
Our net sales increased $24.6 million and $80.8 million during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to our recent acquisition of Lankhorst on July 12, 2012. Our organic sales decreased by $29.6 million and $47.6 million for the quarter and year-to-date, respectively. These declines were principally driven by lower sales for general industrial, onshore oil and gas and commercial and industrial applications resulting from a softer economic climate in the end markets and geographies utilizing these products. Our specialty steel wire business, which is primarily driven by infrastructure and construction, has continued to suffer from fewer governmental projects in Mexico as compared to 2012.
The table below depicts actual net sales and pro forma net sales for the three and six months ended June 30, 2013 compared to the same periods in 2012. Pro forma net sales decreased $39.4 million and $47.6 million for the quarter and year-to-date, respectively.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net sales as reported	$189,753	$165,148	$412,397	$331,623
Lankhorst pre-acquisition net sales	—	63,994	—	128,335
Pro forma net sales	$189,753	$229,142	$412,397	$459,958

The Lankhorst acquisition increased our sales mix of high-performance synthetic ropes primarily in the offshore oil and gas end market. On a pro forma basis, we experienced projects delays for our deepwater mooring ropes used in the offshore oil and gas end market resulting in limited production in the quarter. Our offshore projects resumed at the end of June and are expected to continue for the remainder of 2013.
Also, the Lankhorst acquisition contributed engineered products to our business mix. On a pro forma basis, sales of our engineered products decreased $10.2 million, or 44%, and increased $7.2 million, or 20%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. During the second quarter, we determined that certain projects did not meet the thresholds established to recognize revenue and costs according to the percentage-of-completion method of accounting. As a result, we reversed sales of $5.8 million from the first quarter of 2013 for projects that had not yet shipped as of June 30, 2013. This correction had no impact on the year-to-date 2013 sales results. All of these projects are expected to ship over the next two quarters. Year-to-date sales of our engineered products are 20% higher than 2012 driven by strong growth for offshore, steel storage and poultry applications.
For the three months ended June 30, 2013, we reported Acquisition Adjusted EBITDA of $32.4 million and a net loss of $13.4 million, compared to Acquisition Adjusted EBITDA of $38.3 million, which includes Lankhorst pre-acquisition Adjusted EBITDA, and a net loss of $12.6 million for the same period in 2012. For the six months ended June 30, 2013, we reported Acquisition Adjusted EBITDA of $68.5 million and a net loss of $24.8 million, compared to Acquisition Adjusted EBITDA of $76.2 million, which includes Lankhorst pre-acquisition Adjusted EBITDA, and a net loss of $3.9 million for the same period in 2012. These declines in Acquisition Adjusted EBITDA were primarily a result of the decline in sales. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA and formal reconciliations to net loss, see the section titled “Non-GAAP Financial Measures”.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Adjusted EBITDA	$30,982	$31,918	$68,543	$62,559
Lankhorst pre-acquisition Adjusted EBITDA	—	6,369	—	13,687
Correction of immaterial error	1,436	—	—	—
Acquisition Adjusted EBITDA	$32,418	$38,287	$68,543	$76,246
Net loss as reported	$(13,437)	$(12,621)	$(24,803)	$(3,911)
Our recent acquisition of Lankhorst accounted for $10.3 million of the $8.3 million increase in selling, administrative and amortization expenses for the three months ended June 30, 2013 over the same period in 2012. The overall reduction is a result of our continued efforts to implement cost reduction initiatives and streamline our global organizational structure to operate more efficiently. Also, other operating expenses included $4.0 million of restructuring charges, which includes modifications to stock option awards incurred in the second quarter of 2013 related to personnel changes within our management team. These increases were partially offset by lower acquisition costs of $5.6 million. For the six months ended June 30, 2013, Lankhorst accounted for $20.5 million of the $22.9 million increase in selling, administrative and amortization expenses.
The net loss of $13.4 million for the second quarter of 2013 was partially due to $6.9 million more in interest expense related to $917.2 million of outstanding debt at June 30, 2013 compared to $612.2 million at June 30, 2012, partially offset by foreign currency exchange gains of $0.8 million for the three months ended June 30, 2013 compared to $8.1 million of foreign currency exchange losses for the three months ended June 30, 2012. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans.
The net loss of $24.8 million for the six months ended June 30, 2013 compared to the net loss of $3.9 million for the six months ended June 30, 2012 was primarily due to $15.5 million more in interest expense and foreign currency exchange losses. We recorded foreign currency exchange losses of $10.0 million for the six months ended June 30, 2013 compared to less than $0.1 million of foreign currency exchange losses for the six months ended June 30, 2012.
During the second quarter, we implemented a number of initiatives to improve our earnings performance and advance our position as a global leader in our industry. Some of the initiatives included: (i) restructuring our organization to establish a cohesive global leadership structure aligned under our most talented resources and (ii) reducing operating costs in our production and distribution facilities to mitigate the earnings impact of lower sales. We have also started programs to increase cash flow generation which could be used to retire debt, including reducing excess inventory, more focused collection efforts to shorten our days of sales outstanding, selling unused property and increasing our return on investment thresholds for capital projects.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. Most notably, our acquisition of Lankhorst on July 12, 2012 affects the comparability of period-over-period results. Operating results of Lankhorst are included in our consolidated statements of operations since the date of acquisition. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended June 30, 2013 compared to three months ended June 30, 2012
The following table presents selected consolidated financial data for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Net sales	$189,753	$165,148	$24,605	15%
Gross profit	43,863	40,718	3,145	8%
Other operating expenses	(35,860)	(27,513)	(8,347)	30%
Other expense, net	(18,648)	(22,156)	3,508	(16)%
Income tax expense	(2,792)	(3,670)	878	NM
Net loss	$(13,437)	$(12,621)	$(816)	NM
Gross profit as % of net sales	23%	25%
Other operating expenses as % of net sales	19%	17%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $24.6 million, or 15%, during the quarter ended June 30, 2013 as compared to the same period in 2012. Net sales of $50.3 million attributable to our acquisition of Lankhorst, which is comprised of both rope and engineered products sales, was partially offset by a $19.6 million decline in rope sales excluding the impact of the Lankhorst acquisition and a $9.6 million decline in specialty steel wire sales. Foreign currency exchange rate fluctuations contributed to an increase in sales of $2.2 million.
The decline in rope sales was driven primarily by onshore oil and gas activities in North America and commercial and industrial end markets in Europe and Asia. Sales of rope in the oil and gas end market declined due to the continued weakness in the U.S. and Canada onshore markets. We do not expect rig counts in the U.S. to increase materially during the second half of 2013, which will continue to impact our results as compared to 2012. The North American rig count per Baker Hughes was 1,944 rigs as of June 30, 2013 compared to 2,199 rigs as of June 30, 2012, an 11.6% decrease year-over-year. Sales to commercial and industrial markets utilizing our crane ropes declined due to customer inventory reduction initiatives and weakness in the European and Asian markets. Rope sales represented 73% of our total consolidated net sales for the three months ended June 30, 2013 compared to 78% for the same period in 2012.
We continued to experience a decline in specialty steel wire sales due to the delay of Mexican governmental infrastructure projects and our decision to reduce production of certain wire products due to low margins primarily in Mexico. Specialty steel wire sales represented 17% of our total consolidated net sales for the three months ended June 30, 2013 compared to 22% for the same period in 2012.
The Lankhorst acquisition contributed engineered products to our business mix, and as a result we do not have comparable results period over period. Sales of engineered products were $19.2 million for the three months ended June 30, 2013, or 10% of our total consolidated net sales.

Gross profit
Gross profit increased $3.1 million, but gross profit as a percentage of sales (“gross margin”) decreased from 25% for the three months ended June 30, 2012 to 23% for the three months ended June 30, 2013. Improved margin performance in targeted end markets, reduced sales of low margin products and margin enhancement resulting from synergy execution was offset by lower volumes, unfavorable product mix within our rope sales and the inclusion of engineered products in our results. We monitor the cost of our raw materials and pass along price increases and decreases accordingly.

Other operating expenses

	Three months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(9,899)	$(6,440)	$(3,459)	54%
Administrative expenses	(21,524)	(17,859)	(3,665)	21%
Amortization expense	(4,437)	(3,214)	(1,223)	38%
Other operating expenses	$(35,860)	$(27,513)	$(8,347)	30%
Other operating expenses increased $8.3 million, or 30%, for the three months ended June 30, 2013 compared to the same period in 2012. Our recent acquisition of Lankhorst accounted for $10.3 million of the increase. Overall, total other operating expenses as a percentage of net sales increased from 17% for the period ended June 30, 2012 to 19% for the period ended June 30, 2013.
Selling expenses increased $3.5 million, or 54%, over the same period in 2012. Of the increase, $3.3 million was related to our acquisition of Lankhorst. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $3.7 million, or 21%, over the same period in 2012. Of the increase, $6.2 million was related to Lankhorst administrative expenses. Also, we recognized $3.1 million more in reorganization and restructuring charges related to changes in our organizational structure in the second quarter of 2013 compared to the same period in 2012. Share-based compensation was $0.8 million higher due to award modifications and options granted in the third quarter of 2012, partially offset by the reversal of previously recognized expense associated with forfeitures. These increases in administrative expenses were offset by lower acquisition costs. Acquisition costs related to the July 12, 2012 purchase of Lankhorst were $5.9 million. Foreign currency exchange rate fluctuations had no material impact on the change.
Amortization expense increased $1.2 million, or 38%, over the same period in 2012 due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense decreased by $3.5 million, or 16%, for the three months ended June 30, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Three months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(20,350)	$(13,427)	$(6,923)	52%
Equity in gain (loss) of non-consolidated affiliates, net	9	(279)	288	(103)%
Foreign currency exchange gains (losses), net	836	(8,097)	8,933	(110)%
Other income (expense), net	857	(353)	1,210	(343)%
Total other expense, net	$(18,648)	$(22,156)	$3,508	(16)%
Interest expense increased $6.9 million for the three months ended June 30, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $2.4 million of increased interest expense for this quarterly period. Also on July 12, 2012, we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $3.7 million of net additional interest expense for this quarterly period. The amortization of debt issuance costs and the discount related to the new issuances resulted in an additional $0.5 million in interest expense for the three months ended June 30, 2013.
For the three months ended June 30, 2013, foreign currency exchange gains were $0.8 million compared to foreign currency exchange losses of $8.1 million for the same period in 2012. At June 30, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $479.6 million and $181.4 million, respectively. The revaluation of $211.3 million of new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $3.0 million of foreign exchange gains recorded during the second quarter of 2013. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $4.2 million of additional gains recognized. The U.S. dollar to euro exchange rate at March 31, 2013 was $1.00 to €0.7809 compared to $1.00 to €0.7645 at

June 30, 2013. These gains were offset by $4.9 million of losses related to the remeasurement of new intercompany loans issued to the affiliated Mexican acquisition company in September 2012. The U.S. dollar to the Mexican peso exchange rate was $1.00 to $12.3546 at March 31, 2013 compared to $1.00 to $13.0235 at June 30, 2013. Additionally, the revaluation of U.S. dollar denominated intercompany loans at our Polish subsidiary resulted in $1.1 million of losses recognized during the second quarter of 2013. The U.S. dollar to Polish złoty exchange rate at March 31, 2013 was $1.00 to zł.3.2647 compared to $1.00 to zł.3.3162 at June 30, 2013. In 2012, the net foreign currency exchange loss recognized on the revaluation of intercompany loans was due to the depreciation of the euro and the Polish złoty against the U.S. dollar. The U.S. dollar to the euro exchange rate at March 31, 2012 was $1.00 to €0.7487 compared to $1.00 to €0.7943 at June 30, 2012. The U.S. dollar to Polish złoty exchange rate at March 31, 2012 was $1.00 to zł.3.1063 compared to $1.00 to zł.3.3346 at June 30, 2012.

Income tax expense
For the three months ended June 30, 2013, we recorded income tax expense of $2.8 million compared to $3.7 million for the three months ended June 30, 2012. The resulting effective tax rate for the second quarter of 2013 and 2012 was (26.2)% and (41.0)%, respectively. The effective tax rate for the second quarter of 2013 and 2012 includes a valuation allowance against our U.S. income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The effective tax rate for the second quarter of 2013 also includes a valuation allowance against the net deferred tax assets of Portugal as it is more likely than not that a tax benefit will not be realized. The decrease in the effective tax rate from the second quarter of 2013 as compared to the second quarter of 2012 was primarily due to a smaller proportion of our income being earned in countries with higher tax rates. The decrease in income in higher tax jurisdictions is due in part to decreased sales driven by tough economic conditions. These decreases were offset by an increase in tax expense related to the U.S. and Portugal valuation allowance of $6.3 million.

Six months ended June 30, 2013 compared to six months ended June 30, 2012
The following table presents selected consolidated financial data for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Net sales	$412,397	$331,623	$80,774	24%
Gross profit	98,490	80,110	18,380	23%
Other operating expenses	(72,179)	(49,289)	(22,890)	46%
Other expense, net	(49,761)	(26,113)	(23,648)	91%
Income tax expense	(1,353)	(8,619)	7,266	NM
Net loss	$(24,803)	$(3,911)	$(20,892)	NM
Gross profit as % of net sales	24%	24%
Other operating expenses as % of net sales	18%	15%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $80.8 million, or 24%, during the six months ended June 30, 2013 as compared to the same period in 2012. Of the increase, $120.7 million was attributable to our acquisition of Lankhorst, which is comprised of both rope and engineered products sales, partially offset by a $26.0 million decline in rope sales excluding the impact of the Lankhorst acquisition and a $19.5 million decline in specialty steel wire sales. Foreign currency exchange rate fluctuations contributed to an increase in sales of $3.4 million.

The decline in rope sales was driven primarily by onshore oil and gas activities in North America and commercial and industrial end markets in Europe and Asia. Sales of rope in the oil and gas end market declined due to continued weakness in the U.S. and Canada onshore markets. We do not expect rig counts in the U.S. to increase materially during the second half of 2013, which will continue to impact our results as compared to 2012. The North American rig count per Baker Hughes was 1,944 rigs as of June 30, 2013 compared to 2,199 rigs as of June 30, 2012, a 11.6% decrease year-over-year. The average rig count during this six-month period in 2013 was 2,105 as compared to 2,363 during the same period in 2012, a 10.9% decrease. Sales to commercial and industrial markets utilizing our crane ropes declined due to customer inventory reduction initiatives and weakness in the European and Asian markets. Rope sales represented 73% of our total consolidated net sales for the six months ended June 30, 2013 compared to 78% for the same period in 2012.
Specialty steel wire sales decreased primarily due to lower demand of prestressed concrete strand related to delays of Mexican governmental infrastructure projects and our decision to reduce production of certain low margin wire products primarily in Mexico. Specialty steel wire sales represented 15% of our total consolidated net sales for the six months ended June 30, 2013 compared to 22% for the same period in 2012.
The Lankhorst acquisition contributed engineered products to our business mix, and as a result we do not have comparable results period over period. Sales of engineered products were $49.4 million for the six months ended June 30, 2013, or 12% of our total consolidated net sales.

Gross profit
Gross profit increased $18.4 million and gross profit as a percentage of sales (“gross margin”) remained unchanged at 24% for the six months ended June 30, 2013 and 2012. Improved margin performance in targeted end markets, reduced sales of low margin products and margin enhancement resulting from synergy execution was offset by lower volumes, unfavorable product mix within our rope sales and the inclusion of engineered products in our results. We monitor the cost of our raw materials and pass along price increases and decreases accordingly.

Other operating expenses

	Six months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Selling expenses	(21,041)	(12,785)	$(8,256)	65%
Administrative expenses	(42,543)	(30,088)	(12,455)	41%
Amortization expense	(8,595)	(6,416)	(2,179)	34%
Other operating expenses	(72,179)	(49,289)	$(22,890)	46%
Other operating expenses increased $22.9 million, or 46%, for the six months ended June 30, 2013 compared to the same period in 2012. Our recent acquisition of Lankhorst accounted for $20.5 million of the increase. Overall, total other operating expenses as a percentage of net sales increased from 15% for the six months ended June 30, 2012 to 18% for the six months ended June 30, 2013.
Selling expenses increased $8.3 million, or 65%, over the same period in 2012. Of the increase, $7.1 million was related to our acquisition of Lankhorst. The remaining increase was primarily due to increased commissions at certain subsidiaries and additional payroll costs associated with our investment in our international sales force. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $12.5 million, or 41%, over the same period in 2012. Of the increase, $11.5 million was related to Lankhorst administrative expenses. Also, we recognized $4.2 million more in reorganization and restructuring charges primarily related to changes in our organizational structure. Share-based compensation was $1.2 million higher due to modifications and options granted in the third quarter of 2012, partially offset by the reversal of previously recognized expense associated with forfeitures. These increases in administrative expenses were partially offset by lower acquisition costs of $5.8 million. Acquisition costs related to the July 12, 2012 purchase of Lankhorst were incurred during the second quarter of 2012. Foreign currency exchange rate fluctuations had no material impact on the change.
Amortization expense increased $2.2 million, or 34%, over the same period in 2012 due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense increased by $23.6 million, or 91%, for the six months ended June 30, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Six months ended June 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(40,457)	$(24,997)	$(15,460)	62%
Equity in loss of non-consolidated affiliates, net	(25)	(719)	694	(97)%
Foreign currency exchange losses, net	(10,017)	(34)	(9,983)	(29,362)%
Other income (expense), net	738	(363)	1,101	(303)%
Total other expense, net	$(49,761)	$(26,113)	$(23,648)	91%
Interest expense increased $15.5 million for the six months ended June 30, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $4.8 million of increased interest expense. Also on July 12, 2012, we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $7.4 million of net additional interest expense. The amortization of debt issuance costs and the discount related to the new issuances resulted in an additional $0.9 million in interest expense for the six months ended June 30, 2013. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. During the first quarter of 2012, we corrected this error and capitalized $1.9 million of interest.
For the six months ended June 30, 2013, foreign currency exchange losses were $10.0 million compared to foreign currency exchange losses of less than $0.1 million for the same period in 2012. At June 30, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $479.6 million and $181.4 million, respectively. The revaluation of $211.3 million of new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $1.2 million of the losses recorded during the first half of 2013. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $1.4 million of the losses recognized. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7645 at June 30, 2013. The revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiary resulted in $5.0 million of the losses recognized during 2013. The U.S. dollar to Polish złoty exchange rate at December 31, 2012 was $1.00 to zł.3.0878 compared to $1.00 to zł.3.3162 at June 30, 2013. The loss associated with the intercompany loans issued to the affiliated Mexican acquisition company were immaterial.

Income tax expense
For the six months ended June 30, 2013, we recorded income tax expense of $1.4 million compared to $8.6 million for the six months ended June 30, 2012. The resulting effective tax rate for the first half of 2013 and 2012 was (5.8)% and 183.1%, respectively. The effective tax rate for the first half of 2013 and 2012 includes a valuation allowance against our U.S. income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The effective tax rate for the first half of 2013 also includes a valuation allowance against the net deferred tax assets of Portugal as it is more likely than not that this tax benefit will not be realized. The decrease in the effective tax rate for the six months ended 2013 as compared to 2012 was primarily due to the 2012 tax expense of $9.3 million related to the sale of the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate. The decrease in the effective tax rate from 2013 as compared to 2012 was primarily due to a smaller proportion of our income being earned in countries with higher tax rates. The decrease in income in higher tax jurisdictions is due in part to decreased sales driven by tough economic conditions. These decreases were offset by an increase in tax expense related to the U.S. and Portugal valuation allowance of $8.5 million.

Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, (vii) losses incurred with respect to the sale of inventory aged over one year from July 1, 2013 through December 31, 2014 and (viii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA as Adjusted EBITDA plus pre-acquisition EBITDA of acquired companies.
We have disclosed Adjusted EBITDA and Acquisition Adjusted EBITDA, non-GAAP performance measures, as a means to enhance communications with security holders. Management uses Adjusted EBITDA as a measure for internal evaluation of performance and incentive plan purposes. Acquisition Adjusted EBITDA is used to compare our financial measure to those of our peers and for debt covenant calculations. The credit agreement for the Term Loan due 2017 and Revolving Loan Facility includes a covenant that requires us to maintain a Senior Secured Net Leverage Ratio financial covenant that does not exceed 3.50x:1.00, which steps down to 3.00x:1.00 over time, measured at the end of each quarter using the preceding four quarters (referred to as last twelve months or "LTM") consolidated Acquisition Adjusted EBITDA.
Adjusted EBITDA and Acquisition Adjusted EBITDA differ from net income (loss), the most comparable GAAP financial measure, in that they exclude and add back certain items. These items are excluded or included because management believes the adjustments permit them to better evaluate normalized operational earnings. As a result, Adjusted EBITDA and Acquisition Adjusted EBITDA may not reflect important aspects of the results of our operations. The concepts of Adjusted EBITDA and Acquisition Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. Our presentation and calculation of Adjusted EBITDA and Acquisition Adjusted EBITDA may not be comparable to that of other companies.

The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net loss (GAAP)	$(13,437)	$(12,621)	$(24,803)	$(3,911)
Plus:
Interest expense, net	20,350	13,427	40,457	24,997
Income tax expense	2,792	3,670	1,353	8,619
Depreciation and amortization	14,542	9,566	28,316	19,601
Equity in loss (gain) of non-consolidated affiliates, net	(9)	279	25	719
Foreign currency exchange losses (gains), net	(836)	8,097	10,017	34
Share-based compensation	1,091	269	1,726	538
Other expense (income), net	(857)	353	(738)	363
Acquisition costs	337	5,913	369	6,132
Purchase accounting (inventory step-up and other)	838	—	1,761	—
Bank fees	909	557	1,220	1,039
Advisory fees	1,297	830	2,334	1,681
Reorganization and restructuring charges	3,589	529	5,551	1,380
Sarbanes-Oxley implementation	—	912	231	1,006
Other adjustments	376	137	724	361
Adjusted EBITDA (Non-GAAP)	$30,982	$31,918	$68,543	$62,559
Lankhorst pre-acquisition Adjusted EBITDA (a)	—	6,369	—	13,687
Correction of immaterial error (b)	1,436	—	—	—
Acquisition Adjusted EBITDA (Non-GAAP)	$32,418	$38,287	$68,543	$76,246

The calculation of our LTM Adjusted EBITDA and Acquisition Adjusted EBITDA at June 30, 2013 for covenant calculation purposes was as follows:

	Q2 2012	Q3 2012	Q4 2012	Q1 2013	Q2 2013	LTM Q2 2013
		(dollars in thousands)
Net loss (GAAP)	$(12,621)	$(6,308)	$(7,955)	$(11,369)	$(13,437)	$(39,069)
Plus:
Interest expense, net	13,427	19,248	20,597	20,107	20,350	80,302
Income tax expense (benefit)	3,670	2,366	2,892	(1,439)	2,792	6,611
Depreciation and amortization	9,566	12,879	15,013	13,777	14,542	56,211
Equity in loss (income) of non-consolidated affiliates, net	279	370	2,436	34	(9)	2,831
Foreign currency exchange losses (gains), net	8,097	(13,969)	(6,235)	10,854	(836)	(10,186)
Share-based compensation	269	269	659	634	1,091	2,653
Other expense (income), net	353	127	(1,553)	119	(857)	(2,164)
Loss on extinguishment of debt	—	2,358	—	—	—	2,358
Acquisition costs	5,913	4,533	639	33	337	5,542
Purchase accounting (inventory step-up and other)	—	6,776	1,695	923	838	10,232
Bank fees	557	555	638	311	909	2,413
Advisory fees	830	867	890	1,037	1,297	4,091
Reorganization and restructuring charges	529	1,292	3,509	1,962	3,589	10,352
Sarbanes-Oxley implementation	912	237	380	231	—	848
Other adjustments	137	13	258	349	376	996
Adjusted EBITDA (Non-GAAP)	$31,918	$31,613	$33,863	$37,563	$30,982	$134,021
Lankhorst pre-acquisition Adjusted EBITDA (a)	6,369	2,220	—	—	—	2,220
Correction of immaterial error (b)	—	—	—	(1,436)	1,436	—
Acquisition Adjusted EBITDA (Non-GAAP)	$38,287	$33,833	$33,863	$36,127	$32,418	$136,241

(a)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments were included for the 91 days ended June 30, 2012 and the 182 days ended June 30, 2012 as if the acquisition had been consummated on the first day of 2012 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization, adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage-of-completion accounting and start-up costs. These pro forma adjustments were converted from euros to U.S. dollars using the average exchange rate for the 91 days ended June 30, 2012 and 182 days ended June 30, 2012 of $1.00 to €0.7799 and $1.00 to €0.7776, respectively.

(b)
We use the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, we determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and cost in such a manner and recorded an entry that decreased Net sales and Cost of sales by $5.8 million and $4.3 million, respectively, to correct the effects of this error.  This error was not material to the current and any previously reported periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. During the first half of 2013, we generated cash from operations of $1.6 million, paid principal and interest payments on our long-term debt of $10.2 million and $36.1 million, respectively, and increased our borrowings outstanding under the Revolving Loan Facility by $13.6 million.
Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and available borrowing under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments in 2013. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2012.
Our debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Borrowings under Revolving Loan Facility	$63,826	$50,276
Polish Debt due 2014	16,110	25,882
Term Loan due 2017	332,488	334,163
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	633	575
Total debt at face value (1)	$920,557	$918,396
(1)The above table excludes capital lease obligations of $5.1 million and $6.0 million at June 30, 2013 and December 31, 2012, respectively.

Covenant Compliance
On July 1, 2013, we entered into a Second Amendment (the "Amendment") to the credit agreement dated as of July 12, 2012 (the "Credit Agreement") to provide increased operating flexibility. The Amendment, among other things, amended the Credit Agreement to update the Total Net Leverage Ratio financial covenant for fiscal quarters ending June 30, 2013 and thereafter to a Senior Secured Net Leverage Ratio financial covenant. The maximum Senior Secured Net Leverage Ratio was set at 3.50x of Acquisition Adjusted EBITDA, with more restricted step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. The Amendment also permits losses associated with the sale of certain inventory to be added back to Adjusted EBITDA on the condition that proceeds from such sales be swept quarterly to pay down the Term Loan due 2017.
As of June 30, 2013, we were in compliance with all restrictive and financial covenants associated with our borrowings, including the Senior Secured Net Leverage to Acquisition Adjusted EBITDA ratio. The Senior Secured Net Leverage to Acquisition Adjusted EBITDA ratio was 2.64x at June 30, 2013.

Available Liquidity
Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers, fluctuations in the cost of our raw materials and the amount we invest in capital expenditures and acquisitions.
Total available liquidity, defined as total availability under our Revolving Loan Facility plus cash and cash equivalents, was $69.2 million at June 30, 2013 and $144.0 million at December 31, 2012. Total availability under the Revolving Loan Facility is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit. Of the $145.0 million of borrowing capacity, we had borrowed $63.8 million as of June 30, 2013 and had outstanding letters of credit of $2.7 million. However, our ability to draw under the Revolving Loan Facility is subject to compliance with certain covenants in our other credit agreements. Giving effect to those covenants, our effective availability is $35.5 million. we believe we have adequate cash to meet our needs for the foreseeable future.
Components of available liquidity were as follows on the dates indicated:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Availability under Revolving Loan Facility	$35,505	$94,724
Cash and cash equivalents	33,717	49,244
Total available liquidity	$69,222	$143,968
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $33.7 million at June 30, 2013, cash and cash equivalents held in foreign countries were $30.4 million. The cash balances in currencies other than the U.S. dollar are primarily in the euro and the Mexican peso, all of which can be readily converted to U.S. dollars.

Revolving Loan Facility Activity
Our Revolving Loan Facility activity for the six months ended June 30, 2013 was as follows:

	Amount	Weighted-average interest rate
	(dollars in thousands)
Amount outstanding at June 30, 2013	$63,826	5.33%
Average amount outstanding from January 1, 2013 through June 30, 2013	55,497	6.40%
Maximum amount outstanding from January 1, 2013 through June 30, 2013	79,876	5.33%

Working Capital
Working capital, which includes accounts receivable, inventories, and accounts payable, increased from $325.6 million on December 31, 2012 to $329.4 million on June 30, 2013.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Current assets:
Cash and cash equivalents	$33,717	$49,244
Other current assets	439,196	424,446
Total current assets	472,913	473,690
Less: Total current liabilities	(143,486)	(148,085)
Working capital	$329,427	$325,605

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012, respectively.

	Six months ended June 30,
	2013	2012
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$1,648	$2,544
Investing activities	(18,324)	(26,105)
Financing activities	1,759	10,635
Effect of exchange rates on cash and cash equivalents	(610)	108
Net decrease in cash and cash equivalents	$(15,527)	$(12,818)
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$33,717	$14,845

Cash from Operating Activities

	Six months ended June 30,
	2013	2012
	(dollars in thousands)
Net loss	$(24,803)	$(3,911)
Adjustments to reconcile net loss to net cash provided by operating activities	43,189	26,940
Changes in assets and liabilities	(16,738)	(20,485)
Net cash provided by operating activities	$1,648	$2,544
Cash flow from operations decreased over the prior period primarily due to investments in working capital and increased interest and tax payments, offset in part by cash flows from Lankhorst operations.

Cash from Investing Activities

	Six months ended June 30,
	2013	2012
	(dollars in thousands)
Capital expenditures	$(18,290)	$(16,030)
Deposit on business acquisition	—	(9,394)
Investments in non-consolidated affiliates	(34)	(681)
Net cash used in investing activities	$(18,324)	$(26,105)
Capital spending expectations were reduced further during the second quarter due to a more disciplined capital expenditure program, in which higher return on investment thresholds are required. We plan to fund these capital projects with cash from operations and short-term borrowings on our Revolving Loan Facility.
In the past three years, we have completed one acquisition each year. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Six months ended June 30,
	2013	2012
	(dollars in thousands)
Principal payments on long-term debt	$(10,205)	$(5,064)
Net borrowings under revolving credit agreements	13,550	19,954
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(4,255)
Net cash provided by financing activities	$1,759	$10,635
We have paid $10.2 million of principal payments on our long-term debt and the estimated principal payments for the second half of 2013 are $9.8 million using the foreign currency exchange rates in effect as of period end. As of June 30, 2013, we have no non-routine commitments, such as the acquisition installments, to fund in 2013.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from our Contractual Obligations and Commitments table as disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations and Commitments
As of June 30, 2013, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies since year-end.

Recently Issued Accounting Standard
Note 1—“Interim Financial Statement Presentation” to the unaudited interim consolidated financial statements contained in this quarterly report includes a description of the recently issued accounting standard.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there was no material change during the first half of 2013 from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on
Form 10-K for the year ended December 31, 2012.
Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars.  The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is primarily the euro, Polish złoty or Mexican peso. At June 30, 2013, we had intercompany loans that required remeasurement in the aggregate amount of $479.6 million. For the three months ended June 30, 2013, we recognized unrealized foreign currency exchange gains of $0.3 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $47.3 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $7.0 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $9.8 million. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, due to an unremediated material weakness in internal control over financial reporting in the area of accounting for income taxes described below, the Company's disclosure controls and procedures were not effective.
Notwithstanding the unremediated material weakness, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting
As reported in the quarterly report on Form 10-Q for the period ended September 30, 2012 and in the annual report on Form 10-K for the period ended December 31, 2012, the Company identified a material weakness in internal control over financial reporting in the area of accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance) and uncertain tax positions.
There was no change in the Company's internal control over financial reporting that occurred during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. We are, however, continuing to implement remedial actions as outlined in our plan disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2012. The current plan (i) provides for additional time for tax preparation and review in the Company's closing process, (ii) reassigns tax and financial reporting personnel to review the Company's income tax provision, deferred income taxes (net of required valuation allowance) and uncertain tax positions, and (iii) improves internal communications through planning meetings and status calls with the tax advisors, provision preparers, reviewers, and international component teams, especially with regard to non-routine transactions and the related income tax effects thereof. During the first half of 2013, the Company has taken steps to implement this plan to remediate this material weakness, including evaluating the need to hire additional internal tax resource(s) and identifying additional internal controls at the Company's international subsidiaries.
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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 9—“Contingencies” to our unaudited interim consolidated financial statements included in Part I, Item 1 of this quarterly report.

Item 1A.Risk Factors
There have been no material changes in our Risk Factors from those disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information

On May 2, 2013, Andrew M. Freeman was appointed as a member of the Board of Directors of WireCo WorldGroup Inc. Mr. Freeman serves on the audit and compensation committees of WireCo WorldGroup (Cayman) Inc.,  which serves as the audit committee and compensation committees for WireCo WorldGroup Inc. He has the same compensation arrangement as the other directors that are affiliated with Paine & Partners.

Mr. Freeman is a Partner of Paine & Partners.  He began his career at Westbrook Partners, a real-estate focused investment firm.  In 2001, Mr. Freeman joined Freemont Partners where he solicited, evaluated, structured, negotiated and harvested investments in a wide variety of companies.  In 2005, he joined Fox Paine & Company, the predecessor firm to Paine & Partners, as a Director and was made a Partner of Paine & Partners in 2010.  Mr. Freeman serves as a member on the Boards of Directors of Scanbio Marine Group AS, Capital Z Asset Management, LLC, Eurodrip S.A. and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.).  Mr. Freeman is a graduate of Duke University (B.A., History and Economics, cum laude) and Stanford University Graduate School of Business (M.B.A.).

On August 7, 2013, Mitchell S. Presser was appointed as a member of the Board of Directors of WireCo WorldGroup Inc. He has the same compensation arrangement as the other directors that are affiliated with Paine & Partners.

Mitchell S. Presser is a founding partner of Paine & Partners LLC. Prior to joining Paine & Partners LLC, Mr. Presser was a partner at Wachtell, Lipton, Rosen & Katz, where he concentrated on mergers & acquisitions, private equity, leveraged buyouts, corporate governance, and securities law matters. Mr. Presser serves as a member of the Boards of Directors of Sunrise Holdings (Delaware) Inc., Capital Z Asset Management, LLC, Specialty Waste Partners, Inc. and Eurodrip S.A. Mr. Presser also serves on the board of Destination XL Group, Inc. Mr. Presser previously served as a member of the Board of Directors of R360 Environmental Solutions and Icicle Seafoods, Inc. Mr. Presser is a graduate of New York University (BS in accounting) and Yale Law School (JD).

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

10.5	Consulting Arrangement Term Sheet, dated April 11, 2013, between WireCo WorldGroup (Cayman) Inc. and Stephan Kessel, Interim CEO

10.6	Employment Term Sheet, dated May 15, 2013, between WireCo WorldGroup Inc. and Chris Ayers, CEO

10.7	Amendment to Employment Term Sheet, dated May 17, 2013, between WireCo WorldGroup Inc. and Eric V. Bruder, COO

10.8
Amended Schedule II to Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008. Original agreement, filed as Exhibit 10.5 to the Company's S-4 on June 15, 2011 (File No. 333-174896), is incorporated by reference.

10.9
Amended Schedule II to Stock Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007. Original agreement, filed as Exhibit 10.7 to the Company's S-4 on June 15, 2011 (File No. 333-174896), is incorporated by reference.

10.10	Form of Restricted Stock Agreement under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from WireCo WorldGroup Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Notes to Consolidated Financial Statements and (vi) document and entity information.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1
Resignation Agreement, dated April 11, 2013, between WireCo WorldGroup Inc. and Ira Glazer, former CEO, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q on May 10, 2013
(File No. 333-174896), is incorporated herein by reference as Exhibit 10.1.

10.2
Retention Agreement, dated April 24, 2013, between WireCo WorldGroup Inc. and Eric Bruder, COO, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q on May 10, 2013 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.2.

10.3
Resignation Agreement, dated May 1, 2013, between WireCo WorldGroup Inc. and J. Keith McKinnish, former CFO, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q on May 10, 2013
(File No. 333-174896), is incorporated herein by reference as Exhibit 10.3.

10.4
The Second Amendment to the Credit Agreement, dated July 1, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K on July 3, 2013 (File No. 333-174896), is incorporated herein by reference as Exhibit 10.4.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	August 13, 2013	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory for Registrant)