Form 10-Q
period 2013-09-30
WireCo WorldGroup Inc.
filed 2013-11-08
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of November 1, 2013 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended September 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

Assets	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$38,566	$49,244
Restricted cash	3,111	4,254
Accounts receivable, less allowance for doubtful accounts of $3,419 and $3,416, at September 30, 2013 and December 31, 2012, respectively	160,277	152,998
Inventories, net	235,005	247,559
Current deferred income tax assets	4,533	5,128
Prepaid expenses and other current assets	13,636	14,507
Total current assets	$455,128	$473,690
Property, plant and equipment, less accumulated depreciation of $148,160 and $119,121, at September 30, 2013 and December 31, 2012, respectively	363,937	372,461
Intangible assets, net	152,094	162,876
Goodwill	197,068	197,437
Investments in non-consolidated affiliates	2,833	2,768
Deferred financing fees, net	24,501	27,923
Other non-current assets	15,322	13,105
Total assets	$1,210,883	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$1,594
Current maturities of long-term debt	11,906	20,653
Interest payable	19,352	6,576
Accounts payable	73,900	83,086
Accrued compensation and benefits	16,950	16,697
Other current liabilities	27,956	19,479
Total current liabilities	$150,064	$148,085
Long-term debt, excluding current maturities	879,354	893,217
Non-current deferred income tax liabilities	59,947	65,291
Other non-current liabilities	29,780	31,655
Total liabilities	$1,119,145	$1,138,248
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,053,174 shares issued and 2,004,005 shares outstanding at September 30, 2013 and December 31, 2012	$21	$21
Additional paid-in capital	222,856	219,137
Accumulated other comprehensive loss	(22,349)	(24,028)
Accumulated deficit	(93,332)	(68,350)
Treasury stock, at cost. 49,169 shares at September 30, 2013 and December 31, 2012	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$92,731	$112,315
Non-controlling interests	(993)	(303)
Total stockholders’ equity	$91,738	$112,012
Total liabilities and stockholders’ equity	$1,210,883	$1,250,260
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$203,777	$200,786	$616,173	$532,407
Cost of sales	(155,396)	(162,905)	(469,303)	(414,418)
Gross profit	48,381	37,881	146,870	117,989
Other operating expenses:
Selling expenses	(9,897)	(9,168)	(30,938)	(21,953)
Administrative expenses	(22,120)	(20,416)	(64,663)	(50,503)
Amortization expense	(4,637)	(4,105)	(13,232)	(10,522)
Total other operating expenses	(36,654)	(33,689)	(108,833)	(82,978)
Operating income	11,727	4,192	38,037	35,011
Other income (expense):
Interest expense, net	(19,991)	(19,248)	(60,448)	(44,246)
Equity in loss of non-consolidated affiliates, net	(1)	(370)	(26)	(1,088)
Foreign currency exchange gains, net	14,417	13,969	4,400	13,935
Loss on extinguishment of debt	—	(2,358)	—	(2,358)
Other expense, net	(1,164)	(127)	(425)	(491)
Total other expense, net	(6,739)	(8,134)	(56,499)	(34,248)
Income (loss) before income taxes	4,988	(3,942)	(18,462)	763
Income tax expense	(5,632)	(2,366)	(6,985)	(10,985)
Net loss	(644)	(6,308)	(25,447)	(10,222)
Less: Net loss attributable to non-controlling interests	(110)	(1,621)	(465)	(2,017)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(534)	$(4,687)	$(24,982)	$(8,205)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(644)	$(6,308)	$(25,447)	$(10,222)
Other comprehensive income:
Foreign currency translation gain	1,622	8,951	1,454	9,516
Comprehensive income (loss)	$978	$2,643	$(23,993)	$(706)
Less: Comprehensive loss attributable to non-controlling interests	(248)	(1,520)	(690)	(1,787)
Comprehensive income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$1,226	$4,163	$(23,303)	$1,081
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,447)	$(10,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,753	32,480
Amortization of debt issuance costs, discounts and premium	6,619	5,537
Loss on extinguishment of debt	—	2,358
Equity in loss of non-consolidated affiliates, net	26	1,088
Share-based compensation	3,719	806
Other non-cash items	2,046	(1,448)
Unrealized foreign currency exchange gains, net	(5,164)	(20,723)
Provision for deferred income taxes	(4,423)	(1,365)
Changes in assets and liabilities:
Accounts receivable	(5,697)	2,152
Inventories	15,060	6,877
Prepaids and other assets	54	395
Interest payable	12,774	10,766
Accounts payable	(10,644)	(26,286)
Other accrued liabilities	7,330	8,924
Net cash provided by operating activities	$39,006	$11,339
Cash flows from investing activities:
Capital expenditures	(22,479)	(26,688)
Acquisition of business, net of cash acquired	—	(169,243)
Investments in non-consolidated affiliates	(35)	(1,048)
Net cash used in investing activities	$(22,514)	$(196,979)
Cash flows from financing activities:
Principal payments on long-term debt	(11,043)	(5,087)
Proceeds from issuance of long-term debt	—	414,150
Debt issuance costs paid	(1,880)	(16,411)
Retirement of long-term debt	—	(158,150)
Net repayments under former revolving credit agreements	—	(44,696)
Borrowings under current Revolving Loan Facility	108,630	83,700
Repayments under current Revolving Loan Facility	(121,530)	(50,900)
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(9,418)
Repurchase of common stock	—	(14,127)
Proceeds from exercise of stock options	—	386
Net cash provided by (used in) financing activities	$(27,409)	$199,447
Effect of exchange rates on cash and cash equivalents	239	2,858
Increase (decrease) in cash and cash equivalents	$(10,678)	$16,665
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$38,566	$44,328
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$41,901	$30,987
Cash paid for income taxes, net of refunds	6,139	5,930
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest, including WireCo WorldGroup Inc. (collectively, the “Company”), and contains certain footnote disclosures regarding the financial information of WireCo WorldGroup (Cayman) Inc. and certain of its wholly-owned subsidiaries that guarantee, subject to customary release provisions, substantially all of the outstanding indebtedness of WireCo WorldGroup Inc. The consolidated financial statements include the activity of two entities located in Brazil and the United States ("U.S."), that are not wholly-owned, but over which the Company has control. The Company reports the non-controlling interests in these consolidated subsidiaries as a component of equity separate from the Company's equity. The Company's ownership interest in certain other entities are accounted for under the equity method and are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements included herein have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”) by the Company without audit in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for quarterly reports on Form 10-Q and, accordingly, do not include all of the annual disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
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

(2) Inventories
The major classes of inventories were as follows as of the dates indicated:

	September 30, 2013	December 31, 2012
Raw materials	$79,607	$82,558
Work in process	19,525	22,906
Finished goods, net	135,873	142,095
Inventories, net	$235,005	$247,559

During the third quarter of 2013, the Company adjusted certain inventory to its net realizable value in connection with the Company’s inventory optimization program.  As a result, the Company recognized a charge of $2,970, which is included in Cost of sales in the accompanying consolidated statements of operations.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(3) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$131,208	$(78,413)	$52,795	$130,433	$(67,382)	$63,051
Trade name	682	(682)	—	682	(265)	417
Patented and unpatented technology	24,050	(9,026)	15,024	23,792	(7,760)	16,032
Other	6,390	(6,099)	291	6,320	(5,961)	359
Total finite-lived intangible assets	$162,330	$(94,220)	$68,110	$161,227	$(81,368)	$79,859
Indefinite-lived Assets
Trade names	83,984		83,984	83,017		83,017
Total intangible assets	$246,314	$(94,220)	$152,094	$244,244	$(81,368)	$162,876

In the third quarter of 2013, the Company began implementing a new branding strategy. This was considered a triggering event and the Company performed an assessment of its indefinite-lived trade names at a date other than the Company's annual date of October 1st. As a result of this interim assessment, it was determined that the fair value of these assets, given effect to the branding changes, exceeded their carrying amounts and accordingly, no impairment charge was recorded.

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of September 30, 2013 was as follows:

Remainder of 2013	$3,807
2014	11,169
2015	10,278
2016	10,081
2017	8,060
Thereafter	24,715
Total	$68,110

The change in the carrying value of goodwill was as follows as of the dates indicated:

	Lifting Products	All other	Total
December 31, 2012	$179,224	$18,213	$197,437
Foreign currency translation	(798)	429	(369)
September 30, 2013	$178,426	$18,642	$197,068

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	September 30, 2013	December 31, 2012
Borrowings under Revolving Loan Facility	$37,376	$50,276
Polish Debt due 2014	17,047	25,882
Term Loan due 2017	331,650	334,163
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	622	575
Total debt at face value	$894,195	$918,396
Less: Unamortized discount, net	(2,935)	(4,526)
Less: Current maturities of long-term debt	(11,906)	(20,653)
Total long-term debt	$879,354	$893,217
As of September 30, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2012.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of September 30, 2013, availability under the Revolving Loan Facility was approximately $105,000. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $1,110 at September 30, 2013. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at September 30, 2013 was 5.13% and 6.00%, respectively.
On July 1, 2013, the Company entered into a second amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Total Net Leverage Ratio financial covenant for fiscal quarters ending June 30, 2013 and thereafter to a Senior Secured Net Leverage Ratio financial covenant and (ii) modify certain defined terms used in the calculation of the Company's financial covenants. The Senior Secured Net Leverage Ratio was set at 3.50x with proposed step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. During 2013, the Company paid $1,880 in debt issuance costs in connection with this Amendment that are being amortized to interest expense over the term of the debt instrument.

Interest expense, net
Net interest expense consists of:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest on long-term debt and revolvers	$18,423	$17,638	$55,299	$41,636
Amortization of debt issuance costs, discounts and premium	2,391	2,141	6,619	5,537
Capitalized interest	(255)	(460)	(1,068)	(2,903)
Other	(568)	(71)	(402)	(24)
Interest expense, net	$19,991	$19,248	$60,448	$44,246

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Security for Borrowings

Respective borrowings secured by(1):
	United States /Canada /Cayman Islands / Mexico /Germany /Luxembourg		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets
Senior Secured Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (except second- priority lien on certain PP&E)
Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at the Company's Portuguese and Dutch subsidiaries are not collateral under any of the Company's borrowings.

(2)	The collateral is being released gradually with the payment of each installment on the Polish Debt, first personal property and then real estate.

(5) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at September 30, 2013 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$37,376	$37,376
Polish Debt due 2014	15,904	15,810
Term Loan due 2017	329,209	333,308
9.50% Senior Notes due 2017	425,649	439,875
11.75% Senior Notes due 2017	82,500	82,500
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(6) Restructuring
During 2013, the Company underwent an organizational restructuring, which included among other positions, a change in its chief executive officer and chief financial officer. Additionally, the Company reduced headcount at certain manufacturing facilities as a result of lower than expected sales volumes and initiatives to maintain a competitive cost structure. As a result of these actions, the Company incurred restructuring charges related to employee termination and related benefits of $1,075 and $5,559 for the three and nine months ended September 30, 2013, respectively. These charges are recorded in Administrative expenses in the consolidated statements of operations. The accrual balance at September 30, 2013 is included in Other current liabilities on the consolidated balance sheet.
A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2012	$—
Restructuring charges incurred in 2013	5,559
Payments made in 2013	(3,523)
Balance at September 30, 2013	$2,036

(7) Share-based Compensation
The Company maintains the 2008 Long Term Incentive Plan (the "Plan") pursuant to which the Company may grant up to 563,216 shares of common stock pursuant to non-qualified stock options and restricted stock to directors, officers and key employees. There were 40,732 shares available for future grants under the Plan at September 30, 2013.

(a)	Service-based Stock Options
Changes in the Company's outstanding service-based stock option awards were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2012	387,648	$144.81
Granted	143,000	255.90
Forfeited	(39,462)	$288.07
Outstanding at September 30, 2013	491,186	$165.64	5.9
Vested and expected to vest as of September 30, 2013	491,186	$165.64	5.9
Exercisable at September 30, 2013	313,170	$113.01	3.8

The fair value of the stock options granted during 2013 were estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	August 2013	September 2013
Expected volatility (1)	45.81%	45.47%
Risk-free interest rate (2)	1.70%	1.86%
Expected term of the option (years) (3)	6.0	6.5
Expected dividend yield	—%	—%
Grant-date fair value	$116.30	$120.72
(1) Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.
(2) Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(3) Based on the expected terms considering vesting and contractual terms. The August awards vest over a three-year period, with 33% vesting each year and expire if unexercised 10 years from the grant date. The September awards vest over a five-year period, with 20% vesting each year and expire if unexercised 10 years from the grant date.

Share-based compensation expense previously recognized is reversed when the employee fails to provide the requisite service and forfeits awards. The expected term of certain stock option awards were modified in accordance with various separation agreements executed in conjunction with the Company's organizational restructuring. The Company immediately recognized the incremental compensation cost of $968 and $2,095 for the three and nine months ended September 30, 2013, respectively, associated with these modified vested awards in Administrative expenses in the consolidated statements of operations.
At September 30, 2013, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock options that remains to be expensed was $20,026, with the weighted average remaining years to vest of approximately 3.4 years.

(b)	Performance Conditions
In conjunction with the organizational restructuring, 60,724 shares under non-qualified performance-based stock options were forfeited, leaving 12,552 shares under non-qualified performance-based stock options outstanding at September 30, 2013. Compensation expense of $533 will be recognized based on the grant date fair value when and if a liquidity event occurs that provides the stated cash return to Paine & Partners Capital Fund III, L.P.
In conjunction with the CEO's employment agreement, a special bonus may be awarded upon a change in control. The special bonus ranges from an amount equal to the product of 30,000 and the per share price associated with the closing (the “Deal Share Price”) (if the deal occurs within the first year of his employment), the product of 20,000 and the Deal Share Price (if the deal occurs within the second year of his employment), and the product of 10,000 and the Deal Share Price (if the deal occurs within the third year of his employment). The Company will not begin accruing any compensation cost until a liquidity event occurs. The award is payable in the same proportion of cash and/or equity consideration received by the controlling shareholders of the Company in connection with the change in control.

(c) Restricted Stock
On July 8, 2013, the Company granted 13,800 shares of restricted stock that cliff vest after a four-year service period. If a change in control occurs, all unvested shares of restricted stock will immediately vest. At September 30, 2013, total unrecognized compensation cost related to the unvested portion of the Company's restricted stock that remains to be expensed was $3,311, with the weighted average remaining years to vest of approximately 3.8 years.

(8) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items, if any, during the reporting period. The effective income tax rate for the three and nine months ended September 30, 2013 was 112.9% and (37.8)%, respectively, compared to (60.0)% and 1,439.7% for the three and nine months ended September 30, 2012, respectively. The Company's effective tax rate differs from the applicable statutory tax rate due to a valuation allowance recorded against domestic deferred tax assets, as the Company does not have a history of significant taxable income in the U.S. The decrease in the effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to lower pre-tax earnings in foreign tax jurisdictions during 2013. There was also tax expense of $9,322 recorded in 2012 related to the sale of the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate.
Unrecognized tax benefits increased $1,263 for the nine months ended September 30, 2013.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(9) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. The Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2013, the Company had accrued approximately $646 for certain outstanding legal proceedings.
If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At September 30, 2013, no legal proceedings met that criteria.

(10) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of ropes and specialty steel wire as one reportable segment entitled Lifting Products. During 2013, the Company changed the way it assesses performance and allocates resources. Effective for the third quarter of 2013, the Company has two operating segments, which are lifting products and engineered products. As the engineered products operating segment did not meet the quantitative threshold on an annual basis to be a reportable segment, the Company included its results in the "All other" category, as a reconciling item to consolidated amounts.
Financial information for the Company's only reportable segment, reconciled to the consolidated amounts, is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales
Lifting Products	$180,280	$179,119	$549,333	$510,740
All other	23,497	21,667	68,201	21,667
Elimination of intersegment net sales	—	—	(1,361)	—
Total net sales	$203,777	$200,786	$616,173	$532,407

Operating income
Lifting Products	$7,821	$2,633	$28,969	$33,452
All other	3,906	1,559	9,408	1,559
Elimination of intersegment operating income	—	—	(340)	—
Total operating income	$11,727	$4,192	$38,037	$35,011

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(11) Condensed Consolidating Financial Statements
Guarantees of the 9.50% Senior Notes
The Company has registered 9.50% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. Certain entities controlled by the Company (collectively referred to as the “Guarantor Subsidiaries”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantor Subsidiaries” column are 100% owned directly or indirectly by the Company. Certain subsidiaries with locations in the Netherlands, France, Brazil and Hong Kong are collectively referred to as the “Non-Guarantor Subsidiaries”. The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. The total stockholders' equity presentation under the parent, guarantor and elimination columns was adjusted to reflect equity method accounting for accumulated other comprehensive income (loss) and comprehensive income (loss). During the first quarter of 2013, Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH became guarantors. Also, during the third quarter of 2012 all Mexican subsidiaries became guarantors and in the fourth quarter of 2012 WireCo Dutch Acquisition B.V., Lankhorst Euronete Portugal, S.A., and Lankhorst Euronete Australia Pty Ltd became guarantors. These changes in the guarantor pool have been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26	$2,610	$15,697	$20,233	$—	$38,566
Restricted cash	—	—	1,084	2,027	—	3,111
Accounts receivable, net	—	41,489	91,408	27,380	—	160,277
Intercompany accounts receivable	18,821	58,131	54,812	7,008	(138,772)	—
Inventories, net	—	89,535	128,331	28,187	(11,048)	235,005
Current deferred income tax assets	—	3,240	1,288	5	—	4,533
Prepaid expenses and other current assets	—	3,106	10,783	(253)	—	13,636
Total current assets	$18,847	$198,111	$303,403	$84,587	$(149,820)	$455,128
Long-term intercompany notes receivable	—	479,039	36,869	114,187	(630,095)	—
Property, plant and equipment, net	—	60,339	251,825	51,773	—	363,937
Intangible assets, net	—	38,522	86,979	26,593	—	152,094
Goodwill	—	117,124	55,016	24,928	—	197,068
Investments in subsidiaries	80,882	—	147,484	—	(228,366)	—
Investments in non-consolidated affiliates	—	—	2,833	—	—	2,833
Deferred financing fees, net	—	24,501	—	—	—	24,501
Other non-current assets	—	201	14,711	410	—	15,322
Total assets	$99,729	$917,837	$899,120	$302,478	$(1,008,281)	$1,210,883
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,350	$8,556	$—	$—	$11,906
Interest payable	—	19,124	228	—	—	19,352
Accounts payable	—	10,931	44,653	18,316	—	73,900
Accrued compensation and benefits	—	5,539	10,521	890	—	16,950
Intercompany accounts payable	1,291	69,051	66,056	3,247	(139,645)	—
Other current liabilities	—	2,789	18,435	6,732	—	27,956
Total current liabilities	$1,291	$110,784	$148,449	$29,185	$(139,645)	$150,064
Long-term debt, excluding current maturities	—	871,385	7,925	44	—	879,354
Long-term intercompany notes payable	6,700	—	587,738	39,226	(633,664)	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Non-current deferred income tax liabilities	—	5,760	41,168	13,019	—	59,947
Other non-current liabilities	—	8,575	19,376	1,829	—	29,780
Total liabilities	$7,991	$996,504	$804,656	$83,303	$(773,309)	$1,119,145
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	92,731	(78,667)	95,457	217,206	(233,996)	92,731
Non-controlling interests	(993)	—	(993)	1,969	(976)	(993)
Total stockholders’ equity	$91,738	$(78,667)	$94,464	$219,175	$(234,972)	$91,738
Total liabilities and stockholders’ equity	$99,729	$917,837	$899,120	$302,478	$(1,008,281)	$1,210,883

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,428	$116,446	$42,361	$(27,458)	$203,777
Cost of sales	—	(53,799)	(93,928)	(32,484)	24,815	(155,396)
Gross profit	—	18,629	22,518	9,877	(2,643)	48,381
Other operating expenses:
Selling expenses	—	(2,791)	(5,065)	(2,041)	—	(9,897)
Administrative expenses	(57)	(11,531)	(7,583)	(2,399)	(550)	(22,120)
Amortization expense	—	(1,432)	(2,637)	(568)	—	(4,637)
Total other operating expenses	(57)	(15,754)	(15,285)	(5,008)	(550)	(36,654)
Operating income (loss)	(57)	2,875	7,233	4,869	(3,193)	11,727
Other income (expense):
Interest income (expense), net	(103)	(11,333)	(9,662)	1,107	—	(19,991)
Equity in loss of non-consolidated affiliates, net	—	(1)	—	—	—	(1)
Equity losses from subsidiaries	(374)	—	(8,129)	—	8,503	—
Foreign currency exchange gains (losses), net	—	(347)	17,114	(2,350)	—	14,417
Other expense, net	—	(828)	(332)	(4)	—	(1,164)
Total other expense, net	(477)	(12,509)	(1,009)	(1,247)	8,503	(6,739)
Income (loss) before income taxes	(534)	(9,634)	6,224	3,622	5,310	4,988
Income tax expense	—	(494)	(4,470)	(668)	—	(5,632)
Net income (loss)	(534)	(10,128)	1,754	2,954	5,310	(644)
Less: Net income (loss) attributable to non-controlling interests	—	—	(343)	233	—	(110)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(534)	$(10,128)	$2,097	$2,721	$5,310	$(534)
Comprehensive income (loss)	$978	$(10,128)	$3,376	$9,819	$(3,067)	$978

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$79,969	$117,768	$31,437	$(28,388)	$200,786
Cost of sales	—	(64,178)	(104,623)	(26,271)	32,167	(162,905)
Gross profit	—	15,791	13,145	5,166	3,779	37,881
Other operating expenses:
Selling expenses	—	(3,061)	(4,237)	(1,870)	—	(9,168)
Administrative expenses	(568)	(17,277)	405	(2,976)	—	(20,416)
Amortization expense	—	(1,432)	(2,178)	(495)	—	(4,105)
Total other operating expenses	(568)	(21,770)	(6,010)	(5,341)	—	(33,689)
Operating income (loss)	(568)	(5,979)	7,135	(175)	3,779	4,192
Other income (expense):
Interest expense, net	(27)	(11,001)	(7,710)	(510)	—	(19,248)
Equity in income (loss) of non-consolidated affiliates, net	—	(366)	52	—	(56)	(370)
Equity losses from subsidiaries	(4,092)	(24,393)	(46,310)	—	74,795	—
Foreign currency exchange gains (losses), net	—	(8,762)	22,520	211	—	13,969
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	—	29	(156)	—	—	(127)
Other expense, net	(4,119)	(46,851)	(31,604)	(299)	74,739	(8,134)
Loss before income taxes	(4,687)	(52,830)	(24,469)	(474)	78,518	(3,942)
Income tax expense (benefit)	—	5,199	(3,769)	(3,796)	—	(2,366)
Net loss	(4,687)	(47,631)	(28,238)	(4,270)	78,518	(6,308)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,660)	39	—	(1,621)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(4,687)	$(47,631)	$(26,578)	$(4,309)	$78,518	$(4,687)
Comprehensive income (loss)	$2,643	$(47,631)	$(19,287)	$2,368	$64,550	$2,643

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$224,943	$365,943	$110,510	$(85,223)	$616,173
Cost of sales	—	(171,817)	(291,636)	(88,827)	82,977	(469,303)
Gross profit	—	53,126	74,307	21,683	(2,246)	146,870
Other operating expenses:
Selling expenses	—	(9,252)	(15,599)	(6,087)	—	(30,938)
Administrative expenses	(805)	(31,598)	(24,722)	(6,988)	(550)	(64,663)
Amortization expense	—	(4,296)	(7,292)	(1,644)	—	(13,232)
Total other operating expenses	(805)	(45,146)	(47,613)	(14,719)	(550)	(108,833)
Operating income (loss)	(805)	7,980	26,694	6,964	(2,796)	38,037
Other income (expense):
Interest income (expense), net	(307)	(33,406)	(29,935)	3,200	—	(60,448)
Equity in loss of non-consolidated affiliates, net	—	(26)	—	—	—	(26)
Equity losses from subsidiaries	(23,870)	—	(20,748)	—	44,618	—
Foreign currency exchange gains (losses), net	—	(519)	7,292	(2,373)	—	4,400
Other income (expense), net	—	(1,053)	628	—	—	(425)
Total other income (expense), net	(24,177)	(35,004)	(42,763)	827	44,618	(56,499)
Income (loss) before income taxes	(24,982)	(27,024)	(16,069)	7,791	41,822	(18,462)
Income tax expense	—	(485)	(5,834)	(666)	—	(6,985)
Net income (loss)	(24,982)	(27,509)	(21,903)	7,125	41,822	(25,447)
Less: Net loss attributable to non-controlling interests	—	—	(931)	466	—	(465)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(24,982)	$(27,509)	$(20,972)	$6,659	$41,822	$(24,982)
Comprehensive income (loss)	$(23,993)	$(27,509)	$(20,449)	$28,919	$19,039	$(23,993)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$249,487	$332,454	$31,437	$(80,971)	$532,407
Cost of sales	—	(199,444)	(273,765)	(26,271)	85,062	(414,418)
Gross profit	—	50,043	58,689	5,166	4,091	117,989
Other operating expenses:
Selling expenses	—	(9,061)	(11,022)	(1,870)	—	(21,953)
Administrative expenses	(686)	(36,478)	(9,801)	(3,538)	—	(50,503)
Amortization expense	—	(4,296)	(5,731)	(495)	—	(10,522)
Total other operating expenses	(686)	(49,835)	(26,554)	(5,903)	—	(82,978)
Operating income (loss)	(686)	208	32,135	(737)	4,091	35,011
Other income (expense):
Interest expense, net	(27)	(29,026)	(14,681)	(512)	—	(44,246)
Equity in income (loss) of non-consolidated affiliates, net	—	(1,048)	52	—	(92)	(1,088)
Equity losses from subsidiaries	(7,493)	(17,175)	(53,800)	—	78,468	—
Foreign currency exchange gains (losses), net	1	(6,357)	20,080	211	—	13,935
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other expense, net	—	(310)	(181)	—	—	(491)
Other expense, net	(7,519)	(56,274)	(48,530)	(301)	78,376	(34,248)
Loss before income taxes	(8,205)	(56,066)	(16,395)	(1,038)	82,467	763
Income tax benefit (expense)	—	288	(7,477)	(3,796)	—	(10,985)
Net loss	(8,205)	(55,778)	(23,872)	(4,834)	82,467	(10,222)
Less: Net income (loss) attributable to non-controlling interests	—	—	(2,056)	39	—	(2,017)
Net loss attributable to WireCo WorldGroup (Cayman), Inc.	$(8,205)	$(55,778)	$(21,816)	$(4,873)	$82,467	$(8,205)
Comprehensive loss	$(706)	$(55,778)	$(14,356)	$2,254	$67,880	$(706)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(8)	$11,474	$12,763	$14,777	$—	$39,006
Cash flows from investing activities:
Capital expenditures	—	(3,711)	(14,571)	(4,197)	—	(22,479)
Investments in non-consolidated affiliates	—	(35)	—	—	—	(35)
Intercompany dividends received	5,800	—	4,008	—	(9,808)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Net cash used in investing activities	—	(3,746)	(10,563)	(4,197)	(4,008)	(22,514)
Cash flows from financing activities:
Principal payments on long-term debt	—	(2,513)	(8,530)	—	—	(11,043)
Debt issuance costs paid	—	(1,880)	—	—	—	(1,880)
Increases (decreases) in intercompany notes	—	9,308	(2,670)	(6,638)	—	—
Borrowings under Revolving Loan Facility	—	108,630	—	—	—	108,630
Repayments under Revolving Loan Facility	—	(121,530)	—	—	—	(121,530)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Capital contributions received	—	—	5,800	—	(5,800)	—
Intercompany dividends paid	—	—	(5,800)	(4,008)	9,808	—
Net cash used in financing activities	—	(7,985)	(11,200)	(12,232)	4,008	(27,409)
Effect of exchange rates on cash and cash equivalents	—	—	(296)	535	—	239
Decrease in cash and cash equivalents	(8)	(257)	(9,296)	(1,117)	—	(10,678)
Cash and cash equivalents, beginning of period	34	2,867	24,993	21,350	—	49,244
Cash and cash equivalents, end of period	$26	$2,610	$15,697	$20,233	$—	$38,566

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(360)	$(46,589)	$30,492	$27,796	$—	$11,339
Cash flows from investing activities:
Capital expenditures	—	(6,999)	(17,075)	(2,614)	—	(26,688)
Acquisition of business, net of cash acquired	—	—	(296,169)	—	126,926	(169,243)
Investments in non-consolidated affiliates	—	(1,048)	—	—	—	(1,048)
Proceeds from sale of business	—	126,926	—	—	(126,926)	—
Intercompany dividends received	40,000	—	—	—	(40,000)	—
Investment in subsidiaries	(31,721)	—	—	—	31,721	—
Net cash provided by (used in) investing activities	8,279	118,879	(313,244)	(2,614)	(8,279)	(196,979)
Cash flows from financing activities:
Principal payments on long-term debt	—	(612)	(4,475)	—	—	(5,087)
Proceeds from issuance of long-term debt	—	414,150	—	—	—	414,150
Debt issuance costs paid	—	(16,411)	—	—	—	(16,411)
Retirement of long-term debt	—	(98,750)	—	(59,400)	—	(158,150)
Net repayments under former revolving credit agreements	—	(44,696)	—	—	—	(44,696)
Borrowings under Revolving Loan Facility	—	83,700	—	—	—	83,700
Repayments under Revolving Loan Facility	—	(50,900)	—	—	—	(50,900)
Acquisition installment payments	—	—	(9,418)	—	—	(9,418)
Increases (decreases) in intercompany notes	6,700	(358,120)	310,433	40,987	—	—
Repurchase of common stock	(14,127)	—	—	—	—	(14,127)
Proceeds from exercise of stock options	386	—	—	—	—	386
Capital contributions received	—	—	31,721	—	(31,721)	—
Intercompany dividends paid	—	—	(40,000)	—	40,000	—
Net cash provided by (used in) financing activities	(7,041)	(71,639)	288,261	(18,413)	8,279	199,447

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Effect of exchange rates on cash and cash equivalents	—	—	2,187	671	—	2,858
Increase in cash and cash equivalents	878	651	7,696	7,440	—	16,665
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$881	$2,916	$33,081	$7,450	$—	$44,328

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest, including WireCo WorldGroup Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012.

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

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This MD&A includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include:

•	Pro Forma Net Sales

•	Adjusted EBITDA

•	Acquisition Adjusted EBITDA

•	Net Debt

•	Adjusted Working Capital

We provide Pro Forma Net Sales, Adjusted EBITDA and Acquisition Adjusted EBITDA as a means to enhance communication with security holders by providing additional information regarding our operating results. We use these Non-GAAP Financial Measures internally to evaluate our performance, allocate resources and for incentive compensation purposes. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for debt covenant calculation purposes, peer comparisons and period-to-period comparison of results considering our history of acquisitions.
We provide Net Debt and Adjusted Working Capital as additional information regarding our liquidity. Management believes that Net Debt is meaningful to investors because management assesses the Company's leverage position after factoring in available cash that could be used to repay outstanding debt. We believe that Adjusted Working Capital provides a meaningful measure of our efforts to reduce inventory and manage our customer collections and vendor payments.
These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP Financial Measures used by other companies. These measures have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts.

Third Quarter and Year-to-Date 2013 Highlights
Despite relatively flat net sales, Acquisition Adjusted EBITDA increased 5.5% compared to third quarter 2012 and we generated over $37.4 million in cash flow from operating activities during the quarter ended September 30, 2013 on $35.7 million of Acquisition Adjusted EBITDA for the three months ended September 30, 2013.  We remain focused internally on creating a culture of accountability, executing on clear business strategies in each of our markets to best serve our customers, improving our operations to maximize the opportunities available to us for growth, reducing costs to run a more efficient operation in both increasing and decreasing revenue environments, actively managing inventory, accounts receivable and accounts payable to reduce working capital and applying more rigorous return on investment standards to our capital spending.  As a result of these efforts, our Acquisition Adjusted EBITDA as a percentage of pro forma sales increased from 16.6% for the quarter ended September 30, 2012 to 17.5% for the quarter ended September 30, 2013.
Our net sales increased $3.0 million and $83.8 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to our acquisition of Lankhorst on July 12, 2012. Fluctuations in foreign currency exchange rates attributed to an increase in sales of $6.1 million and $10.7 million for the three and nine months ended September 30, 2013, respectively. Our organic sales decreased by $9.4 million and $54.9 million for the quarter and year-to-date, respectively. These declines were principally driven by: (i) lower sales of our products used in oil and gas drilling rigs in North America, (ii) softer economic climate in the geographies utilizing commercial construction and general industrial application products, and (iii) reduced demand for our fishing applications, with one of our key markets blocked from activity in 2013. Our specialty steel wire business, which is primarily driven by infrastructure and construction, has continued to suffer from fewer governmental projects in Mexico as compared to 2012 and lower sales of our tire bead product used in tire production. These declines have been partially offset by growth in offshore oil and gas applications.

The table below depicts actual net sales and Pro Forma Net Sales for the three and nine months ended September 30, 2013 compared to the same periods in 2012. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of reported net sales to Pro Forma Net Sales. Pro Forma Net Sales decreased $0.3 million and $47.9 million for the quarter and year-to-date, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net sales as reported (GAAP)	$203,777	$200,786	$616,173	$532,407
Lankhorst pre-acquisition net sales	—	3,293	—	131,627
Pro Forma Net Sales (Non-GAAP)	$203,777	$204,079	$616,173	$664,034
For the three months ended September 30, 2013, we reported Acquisition Adjusted EBITDA of $35.7 million and a net loss of $0.6 million, compared to Acquisition Adjusted EBITDA of $33.8 million, which includes Lankhorst pre-acquisition Adjusted EBITDA, and a net loss of $6.3 million for the same period in 2012. This increase in Acquisition Adjusted EBITDA was primarily due to higher gross margins.
For the nine months ended September 30, 2013, we reported Acquisition Adjusted EBITDA of $104.2 million and a net loss of $25.4 million, compared to Acquisition Adjusted EBITDA of $110.1 million, which includes Lankhorst pre-acquisition Adjusted EBITDA, and a net loss of $10.2 million for the same period in 2012. These declines in Acquisition Adjusted EBITDA were primarily a result of the decline in sales. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA and formal reconciliations to net loss, see the section titled “Adjusted EBITDA and Acquisition Adjusted EBITDA”.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Adjusted EBITDA (Non-GAAP)	$35,679	$31,613	$104,223	$94,172
Lankhorst pre-acquisition Adjusted EBITDA	—	2,220	—	15,908
Acquisition Adjusted EBITDA	$35,679	$33,833	$104,223	$110,080
Net loss as reported (GAAP)	$(644)	$(6,308)	$(25,447)	$(10,222)
The decrease in net loss of $5.7 million for the third quarter of 2013 was primarily due to the increase in gross profit of $10.5 million and no loss on extinguishment of debt in 2013, partially offset by higher selling, administrative and amortization expenses of $3.0 million primarily related to restructuring activities and an increase in income tax expense of $3.3 million. We continue to implement cost reduction initiatives and streamline our global organizational structure to operate more efficiently.
The net loss of $25.4 million for the nine months ended September 30, 2013 compared to the net loss of $10.2 million for the nine months ended September 30, 2012 was primarily due to $16.2 million more in interest expense related to the increase in outstanding debt, lower foreign currency exchange gains of $9.5 million, and $7.0 million more in restructuring charges, which includes modifications to stock option awards incurred during 2013 related to personnel changes within our management team, partially offset by lower acquisition costs of $10.3 million and a decrease in income tax expense of $4.0 million. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. Most notably, our acquisition of Lankhorst on July 12, 2012 affects the comparability of period-over-period results. Operating results of Lankhorst are included in our consolidated statements of operations since the date of acquisition. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended September 30, 2013 compared to three months ended September 30, 2012
The following table presents selected consolidated financial data for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Net sales	$203,777	$200,786	$2,991	1.5%
Gross profit	48,381	37,881	10,500	27.7%
Other operating expenses	(36,654)	(33,689)	(2,965)	8.8%
Other expense, net	(6,739)	(8,134)	1,395	(17.2)%
Income tax expense	(5,632)	(2,366)	(3,266)	NM
Net loss	$(644)	$(6,308)	$5,664	NM
Gross profit as % of net sales	23.7%	18.9%
Other operating expenses as % of net sales	18.0%	16.8%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $3.0 million, or 1.5%, during the quarter ended September 30, 2013 as compared to the same period in 2012. Approximately $7.2 million of the increase was attributable to eleven more days of Lankhorst activity. This increase was partially offset by a $5.4 million decline in specialty steel wire sales and a $4.0 million decline in rope sales excluding the impact of the Lankhorst acquisition. Foreign currency exchange rate fluctuations contributed to an increase in sales of $6.1 million.
The decline in rope sales was driven primarily by commercial and industrial, mining and general industrial end markets. Sales to commercial and industrial markets utilizing our crane ropes declined due to customer inventory reduction initiatives and weakness in the European and Asian markets. Sales in our mining end markets are lower than third quarter 2012 due to a decline in coal production in North America, our largest mining market. According to the U.S. Energy Information Administration, coal production in the U.S. declined 4.0% from 508.3 million short tons year-to-date through the second quarter of 2012 to 488.2 million short tons for the same period in 2013. We don’t believe the market has improved for the third quarter of 2013. These declines were partially offset by an increase in offshore oil and gas projects due to new contracts. Rope sales represented 71.9% of our total consolidated net sales for the three months ended September 30, 2013 compared to 70.4% for the same period in 2012.
We saw improvement in our specialty steel wire sales this quarter compared to last quarter, but sales declined $5.4 million this quarter compared to third quarter of 2012. The decline was driven by fewer Mexican government infrastructure projects period over period and our decision in the fourth quarter of 2012 to reduce production of certain wire products due to low margins primarily in Mexico. Specialty steel wire sales represented 16.4% of our total consolidated net sales for the three months ended September 30, 2013 compared to 19.1% for the same period in 2012.
Sales of engineered products did not significantly change period over period. Engineered products sales represented 11.7% of our total consolidated net sales for the three months ended September 30, 2013 compared to 10.5% for the three months ended September 30, 2012.

Gross profit
Gross profit increased $10.5 million, and gross profit as a percentage of sales (“gross margin”) increased from 18.9% for the three months ended September 30, 2012 to 23.7% for the three months ended September 30, 2013. Improved margin performance is attributable to favorable product mix towards higher margin products, margin improvement initiatives in targeted rope end markets, such as offshore oil and gas, reduced sales of low margin wire products, and reducing operating costs in our production and distribution facilities to mitigate the earnings impact of lower sales. These improvements were partially offset by a $3.0 million write-down of inventory related to changes in expected use from our inventory optimization program. In the third quarter of 2012, Lankhorst's gross profit was negatively impacted due to the recognition of $6.8 million of higher cost of sales due to the inventory step-up related to the purchase accounting. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. The impact of the inventory adjustment resulted in a decrease of our gross margin of 3.3% in 2012.

Other operating expenses

	Three months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(9,897)	$(9,168)	$(729)	8.0%
Administrative expenses	(22,120)	(20,416)	(1,704)	8.3%
Amortization expense	(4,637)	(4,105)	(532)	13.0%
Other operating expenses	$(36,654)	$(33,689)	$(2,965)	8.8%
Other operating expenses increased $3.0 million, or 8.8%, for the three months ended September 30, 2013 compared to the same period in 2012. Overall, total other operating expenses as a percentage of net sales increased from 16.8% for the period ended September 30, 2012 to 18.0% for the period ended September 30, 2013. Foreign currency exchange rate fluctuations had no material impact on the change.
Selling expenses increased $0.7 million, or 8.0%, over the same period in 2012. Eleven additional days of Lankhorst activity accounted for most of this change.
Administrative expenses increased $1.7 million, or 8.3%, over the same period in 2012. Of the increase, approximately $0.5 million was related to Lankhorst administrative expenses for the eleven additional days of activity. Share-based compensation was $1.7 million higher due to award modifications and options and restricted stock granted in the third quarter of 2013. Also, incentive compensation earned was $0.9 million higher in the third quarter of 2013 compared to the third quarter of 2012 as there was no bonus earned in the third quarter of 2012 based on quarterly Adjusted EBITDA. Restructuring charges were $0.7 million more than the same period in 2012 due to severance costs associated with organizational changes and business performance. Depreciation expense increased $1.6 million due to new assets placed in service including a new ERP system at one of our locations. Also, other administrative expenses such as information technology costs, consulting fees, and travel expenses increased $1.0 million. These increases in administrative expenses were partially offset by lower acquisition costs. Acquisition costs related to the July 12, 2012 purchase of Lankhorst were $4.5 million for the three months ended September 30, 2012.
Amortization expense increased $0.5 million, or 13.0%, over the same period in 2012 primarily due to the acceleration of amortization associated with a definite-lived trade name that will no longer be used.

Other expense, net
Other expense decreased by $1.4 million, or 17.2%, for the three months ended September 30, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Three months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(19,991)	$(19,248)	$(743)	3.9%
Equity in loss of non-consolidated affiliates, net	(1)	(370)	369	(99.7)%
Foreign currency exchange gains, net	14,417	13,969	448	3.2%
Loss on extinguishment of debt	—	(2,358)	2,358	(100.0)%
Other expense, net	(1,164)	(127)	(1,037)	816.5%
Total other expense, net	$(6,739)	$(8,134)	$1,395	(17.2)%
Interest expense increased $0.7 million for the three months ended September 30, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes and we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017.
For the three months ended September 30, 2013, foreign currency exchange gains were $14.4 million compared to foreign currency exchange gains of $14.0 million for the same period in 2012. At September 30, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $478.4 million and $523.4 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $10.7 million of gains recognized. The U.S. dollar to euro exchange rate at June 30, 2013 was $1.00 to €0.7645 compared to $1.00 to €0.7405 at September 30, 2013. The revaluation of U.S. dollar denominated intercompany loans at our Polish subsidiary resulted in $4.0 million of additional gains recognized during the third quarter of 2013. The U.S. dollar to Polish złoty exchange rate at June 30, 2013 was $1.00 to zł.3.3162 compared to $1.00 to zł.3.1313 at September 30, 2013. The loss associated with the intercompany loans issued to the affiliated Mexican acquisition company were immaterial. In 2012, the net foreign currency exchange gains recognized of $14.0 million was due to the revaluation of $247.0 million new and existing intercompany loans, offset by an $8.8 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts. In the third quarter of 2012, the euro, the Polish złoty and the Mexican peso appreciated against the U.S. dollar.
Loss on extinguishment of debt decreased $2.4 million for the three months ended September 30, 2013 compared to the same period in 2012. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs in conjunction with the refinancing of the senior secured credit facilities.
Other expense increased $1.0 million for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to a loss of $1.4 million on the disposal of assets.

Income tax expense
For the three months ended September 30, 2013, we recorded income tax expense of $5.6 million compared to $2.4 million for the three months ended September 30, 2012. The resulting effective tax rate for the third quarter of 2013 and 2012 was 112.9% and (60.0)%, respectively. The effective tax rate for the third quarter of 2013 and 2012 includes a valuation allowance against our U.S. income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The effective tax rate for the third quarter of 2013 also includes a valuation allowance against the net deferred tax assets of Portugal as it is more likely than not that a tax benefit will not be realized.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
The following table presents selected consolidated financial data for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Net sales	$616,173	$532,407	$83,766	15.7%
Gross profit	146,870	117,989	28,881	24.5%
Other operating expenses	(108,833)	(82,978)	(25,855)	31.2%
Other expense, net	(56,499)	(34,248)	(22,251)	65.0%
Income tax expense	(6,985)	(10,985)	4,000	NM
Net loss	$(25,447)	$(10,222)	$(15,225)	NM
Gross profit as % of net sales	23.8%	22.2%
Other operating expenses as % of net sales	17.7%	15.6%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $83.8 million, or 15.7%, during the nine months ended September 30, 2013 as compared to the same period in 2012. Of the increase, $127.9 million was attributable to our acquisition of Lankhorst, which is comprised of both rope and engineered products sales, partially offset by a $30.0 million decline in rope sales excluding the impact of the Lankhorst acquisition and a $24.9 million decline in specialty steel wire sales. Foreign currency exchange rate fluctuations contributed to an increase in sales of $10.7 million.
The decline in rope sales was driven primarily by a reduction in demand in onshore oil and gas activities and commercial and general industrial end markets in Europe and Asia. Sales of rope in the oil and gas end market declined due to continued weakness in the U.S. and Canada onshore markets. Rig counts, while still down relative to last year, are declining at a slower pace as we get further away from the rig count peak period in the end of 2011 and first half of 2012. Stabilizing average last twelve month rig counts is an important indicator for our onshore oil and gas business. The average rig count during this nine-month period in 2013 was 2,109 as compared to 2,319 during the same period in 2012, a 9.1% decrease. The North American rig count per Baker Hughes was 2,147 rigs as of September 30, 2013 compared to 2,214 rigs as of September 30, 2012, a 3.0% decrease year-over-year. Sales to commercial and industrial markets utilizing our crane ropes declined due to weakness in the European and Asian markets. Also, sales in our mining end markets are down compared to the same period in 2012 due to a decline in coal production in North America, our largest mining market. According to the U.S. Energy Information Administration, coal production in the U.S. declined 4.0% from 508.3 million short tons year-to-date through the second quarter of 2012 to 488.2 million short tons for the same period in 2013. We don’t believe the market improved for the third quarter of 2013. Rope sales represented 72.3% of our total consolidated net sales for the nine months ended September 30, 2013 compared to 79.0% for the same period in 2012.
Specialty steel wire sales decreased primarily due to lower demand of prestressed concrete strand related to delays of Mexican governmental infrastructure projects and our decision to reduce production of certain low margin wire products primarily in Mexico. Specialty steel wire sales represented 15.7% of our total consolidated net sales for the nine months ended September 30, 2013 compared to 21.0% for the same period in 2012.
The Lankhorst acquisition contributed engineered products to our business mix, and as a result we do not have comparable results period over period. Sales of engineered products were $73.2 million for the nine months ended September 30, 2013, or 12.0% of our total consolidated net sales.

Gross profit
Gross profit increased $28.9 million and gross profit as a percentage of sales (“gross margin”) increased from 22.2% for the nine months ended September 30, 2012 to 23.8% for the nine months ended September 30, 2013. Improved margin performance is attributable to improved margin performance in targeted end markets, reduced sales of low margin wire products and cost reduction initiatives from the Lankhorst integration. These improvements were partially offset by lower volumes of high margin products and the inclusion of Lankhorst's engineered products, which has lower margins than our rope products. Also, a $3.0 million write-down of inventory related to changes in expected use from our inventory optimization program negatively impacted gross profit. In the third quarter of 2012, Lankhorst's gross profit was negatively impacted due to the recognition of $6.8 million of higher cost of sales due to the inventory step-up related to the purchase accounting. The impact of the inventory adjustment resulted in a decrease of our gross margin of 1.2% in 2012. We monitor the cost of our raw materials and pass along price increases and decreases accordingly.

Other operating expenses

	Nine months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Selling expenses	(30,938)	(21,953)	$(8,985)	40.9%
Administrative expenses	(64,663)	(50,503)	(14,160)	28.0%
Amortization expense	(13,232)	(10,522)	(2,710)	25.8%
Other operating expenses	(108,833)	(82,978)	$(25,855)	31.2%
Other operating expenses increased $25.9 million, or 31.2%, for the nine months ended September 30, 2013 compared to the same period in 2012. Our acquisition of Lankhorst accounted for $20.5 million of the increase. Overall, total other operating expenses as a percentage of net sales increased from 15.6% for the nine months ended September 30, 2012 to 17.7% for the nine months ended September 30, 2013.
Selling expenses increased $9.0 million, or 40.9%, over the same period in 2012. Of the increase, approximately $7.1 million was related to our acquisition of Lankhorst. The remaining increase was primarily due to additional payroll costs associated with our investment in our international sales force, higher rent expense due to opening more global sales offices, incurrence of more advertising charges and other costs directly related to growing our organic sales. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $14.2 million, or 28.0%, over the same period in 2012. Of the increase, approximately $12.0 million was related to Lankhorst administrative expenses. Compensation costs have increased $2.8 million due to higher incentive bonuses, new positions, and salary increases during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Also, we recognized $4.9 million more in reorganization and restructuring charges primarily related to changes in our organizational structure and business performance. Share-based compensation was $2.9 million higher due to modifications and awards granted, partially offset by the reversal of previously recognized expense associated with forfeitures. Depreciation expense increased $1.8 million due to new assets placed in service including a new ERP system at one of our locations. Also, other administrative expenses such as information technology costs, consulting fees, and travel expenses increased $1.7 million. These increases in administrative expenses were partially offset by lower acquisition costs of $10.3 million related to the July 12, 2012 purchase of Lankhorst. Foreign currency exchange rate fluctuations had no material impact on the change.
Amortization expense increased $2.7 million, or 25.8%, over the same period in 2012 due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense increased by $22.3 million, or 65.0%, for the nine months ended September 30, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Nine months ended September 30,		Change
	2013	2012	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(60,448)	$(44,246)	$(16,202)	36.6%
Equity in loss of non-consolidated affiliates, net	(26)	(1,088)	1,062	(97.6)%
Foreign currency exchange gains, net	4,400	13,935	(9,535)	68.4%
Loss on extinguishment of debt	—	(2,358)	2,358	(100.0)%
Other expense, net	(425)	(491)	66	(13.4)%
Total other expense, net	$(56,499)	$(34,248)	$(22,251)	65.0%
Interest expense increased $16.2 million for the nine months ended September 30, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $5.5 million of increased interest expense. Also on July 12, 2012, we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $7.9 million of net additional interest expense. The amortization of debt issuance costs and the discount related to the new issuances resulted in an additional $1.1 million in interest expense for the nine months ended September 30, 2013. Additionally, we were able to capitalize $1.8 million more in interest in 2012 compared to 2013, resulting in more interest expense. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. During the first quarter of 2012, we corrected this error and capitalized $1.9 million of interest.
For the nine months ended September 30, 2013, foreign currency exchange gains were $4.4 million compared to foreign currency exchange gains of $13.9 million for the same period in 2012. At September 30, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $478.4 million and $523.4 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $8.1 million of the gains recognized. The U.S. dollar to the euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7405 at September 30, 2013. These foreign currency exchange gains were offset by losses recognized during 2013 related to the revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiary and Mexican subsidiary of $1.0 million and $1.1 million, respectively. The U.S. dollar to the Polish złoty exchange rate at December 31, 2012 was $1.00 to zł.3.0878 compared to $1.00 to zł.3.1313 at September 30, 2013. The U.S. dollar to the Mexican peso exchange rate at December 31, 2012 was $1.00 to $12.9880 compared to $1.00 to $13.1450 at September 30, 2013. In 2012, the net foreign currency exchange gains recognized of $13.9 million was due to the revaluation of $247.0 million new and existing intercompany loans, offset by a $7.3 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts. In the third quarter of 2012, the euro, the Polish złoty and Mexican peso appreciated against the U.S. dollar.
Loss on extinguishment of debt decreased $2.4 million for the nine months ended September 30, 2013 compared to the same period in 2012. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs in conjunction with the refinancing of the senior secured credit facilities.

Income tax expense
For the nine months ended September 30, 2013, we recorded income tax expense of $7.0 million compared to $11.0 million for the nine months ended September 30, 2012. The resulting effective tax rate for 2013 and 2012 was (37.8)% and 1,439.7%, respectively. The effective tax rate for the first nine months of 2013 and 2012 includes a valuation allowance against our U.S.

income tax net operating losses and U.S. interest expense deferred tax asset carryforwards as it is more likely than not that a tax benefit will not be realized. The effective tax rate for the first nine months of 2013 also includes a valuation allowance against the net deferred tax assets of Portugal as it is more likely than not that this tax benefit will not be realized. The decrease in the effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to lower pre-tax earnings in foreign tax jurisdictions during 2013. There was also tax expense of $9.3 million recorded in 2012 related to the September 7, 2012 sale of the U.S. entity's investment in the stock of the Mexican subsidiaries to a foreign affiliate.

Adjusted EBITDA and Acquisition Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure defined as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA, another Non-GAAP Financial Measure, as Adjusted EBITDA plus pre-acquisition EBITDA of acquired companies. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP measures.

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net loss (GAAP)	$(644)	$(6,308)	$(25,447)	$(10,222)
Plus:
Interest expense, net	19,991	19,248	60,448	44,246
Income tax expense	5,632	2,366	6,985	10,985
Depreciation and amortization	14,436	12,879	42,753	32,480
Equity in loss of non-consolidated affiliates, net	1	370	26	1,088
Foreign currency exchange gains, net	(14,417)	(13,969)	(4,400)	(13,935)
Share-based compensation	1,993	269	3,719	806
Other expense, net	1,164	127	425	491
Loss on extinguishment of debt	—	2,358	—	2,358
Acquisition costs	—	4,533	369	10,667
Purchase accounting (inventory step-up and other)	393	6,776	2,155	6,776
Bank fees	389	555	1,608	1,594
Management and advisory fees	1,220	867	3,554	2,548
Reorganization and restructuring charges	2,005	1,292	7,556	2,672
Sarbanes-Oxley implementation	282	237	513	1,242
Effect of inventory optimization program	2,970	—	2,970	—
Other adjustments	264	13	989	376
Adjusted EBITDA (Non-GAAP)	$35,679	$31,613	$104,223	$94,172
Lankhorst pre-acquisition Adjusted EBITDA (a)	—	2,220	—	15,908
Acquisition Adjusted EBITDA (Non-GAAP)	$35,679	$33,833	$104,223	$110,080

(a)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments were included for the 11-day period ended July 11, 2012 and the 193-day period ended July 11, 2012 as if the acquisition had been consummated on the first day of 2012 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization, adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage-of-completion accounting and start-up costs. These pro forma adjustments were converted from euros to U.S. dollars using the average exchange rate for the 11-day period ended July 11, 2012 and the 193-day period ended July 11, 2012 of $1.00 to €0.8049 and $1.00 to €0.7867, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Overview
For the nine months ended September 30, 2013, we generated cash flow from operating activities of $39.0 million, of which$37.4 million was from the three months ended September 30, 2013. During the third quarter, we implemented programs to increase cash flow generation which could be used to retire debt, including reducing excess inventory, more focused collection efforts to shorten our days of sales outstanding, selling unused property and increasing our return on investment thresholds for capital projects. We have paid principal and interest payments on our long-term debt of $11.0 million and $43.0 million, respectively, and reduced our borrowings outstanding under the Revolving Loan Facility by $12.9 million. Deleveraging remains a key priority and we will continue to apply excess cash towards our outstanding debt balances.

Net Debt

Net Debt was $856.0 million and $872.5 million at September 30, 2013 and December 31, 2012, respectively. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. As calculated per our respective credit agreements, our net leverage ratio, which considers synergies, at September 30, 2013 was 5.94x compared to 5.65x at December 31, 2012. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of total debt to Net Debt.

	September 30, 2013	December 31, 2012
	(in thousands)
Borrowings under Revolving Loan Facility	$37,376	$50,276
Short-term borrowings	—	1,594
Polish Debt due 2014	17,047	25,882
Term Loan due 2017	331,650	334,163
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	622	575
Capital lease obligations	3,464	6,045
Total debt at face value plus capital lease obligations (GAAP)	$897,659	$926,035
Less: Cash and cash equivalents	(38,566)	(49,244)
Less: Restricted cash	(3,111)	(4,254)
Net Debt (Non-GAAP)	$855,982	$872,537

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. We began implementing initiatives in the third quarter of 2013 to increase collection efforts on our accounts receivable, optimize inventory balances and negotiate payment terms with our suppliers. We saw improvement with a few of these initiatives during the quarter. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased from $332.8 million as of June 30, 2013 to $321.4 million as of September 30, 2013. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of working capital to Adjusted Working Capital:

	September 30, 2013	June 30, 2013
	(dollars in thousands)
Accounts receivable	$160,277	172,301
Inventories	235,005	243,712
Accounts payable	(73,900)	(83,241)
Adjusted Working Capital (Non-GAAP)	$321,382	$332,772
Plus: All other current assets	59,846	56,900
Less: All other current liabilities	(76,164)	(60,245)
Working capital (GAAP)	$305,064	$329,427

Available Liquidity
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.

Our Revolving Loan Facility activity for the nine months ended September 30, 2013 was as follows:

	Amount	Weighted-average interest rate
	(dollars in thousands)
Amount outstanding at September 30, 2013	$37,376	5.13%
Average amount outstanding from January 1, 2013 through September 30, 2013	55,391	6.04%
Maximum amount outstanding from January 1, 2013 through September 30, 2013	79,876	5.33%

Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was approximately $143.6 million at September 30, 2013. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and further restricted by certain covenants in our credit agreements.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $38.6 million at September 30, 2013, cash and cash equivalents held in foreign countries were $35.5 million, of which $4.3 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and available borrowing under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next twelve months. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012, respectively.

	Nine months ended September 30,
	2013	2012
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$39,006	$11,339
Investing activities	(22,514)	(196,979)
Financing activities	(27,409)	199,447
Effect of exchange rates on cash and cash equivalents	239	2,858
Net increase (decrease) in cash and cash equivalents	$(10,678)	$16,665
Cash and cash equivalents, beginning of period	49,244	27,663
Cash and cash equivalents, end of period	$38,566	$44,328

Cash from Operating Activities

	Nine months ended September 30,
	2013	2012
	(dollars in thousands)
Net loss	$(25,447)	$(10,222)
Adjustments to reconcile net loss to net cash provided by operating activities	45,576	18,733
Changes in assets and liabilities	18,877	2,828
Net cash provided by operating activities	$39,006	$11,339
Cash flow from operations increased over the prior period primarily due to an increase in cash earnings and working capital management, specifically for inventories and accounts payable.

Cash from Investing Activities

	Nine months ended September 30,
	2013	2012
	(dollars in thousands)
Capital expenditures	$(22,479)	$(26,688)
Acquisition of business, net of cash acquired	—	(169,243)
Investments in non-consolidated affiliates	(35)	(1,048)
Net cash used in investing activities	$(22,514)	$(196,979)
We plan to fund capital projects with cash from operations and short-term borrowings on our Revolving Loan Facility.

Cash from Financing Activities

	Nine months ended September 30,
	2013	2012
	(dollars in thousands)
Principal payments on long-term debt	$(11,043)	$(5,087)
Proceeds from issuance of long-term debt	—	414,150
Debt issuance costs paid	(1,880)	(16,411)
Retirement of long-term debt	—	(158,150)
Net repayments under revolving credit agreements	(12,900)	(11,896)
Repayments of short-term borrowings	(1,586)	—
Acquisition installment payments	—	(9,418)
Repurchase of common stock	—	(14,127)
Other, net	—	386
Net cash provided by (used in) financing activities	$(27,409)	$199,447
We have paid $23.9 million on our long-term debt and we expect to continue to pay down our Revolving Loan Facility balance in the fourth quarter of 2013.

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2012.

Debt Covenant Compliance
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
For the third quarter of 2013, we were in compliance with all restrictive and financial covenants associated with our borrowings, including the Senior Secured Net Leverage to Acquisition Adjusted EBITDA ratio. Per the calculation defined within the respective credit agreements, the Senior Secured Net Leverage to Acquisition Adjusted EBITDA ratio was 2.43x at September 30, 2013.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from our Contractual Obligations and Commitments table as disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations and Commitments
As of September 30, 2013, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2012. Other than as discussed below, there have been no significant changes in our critical accounting policies since year-end.

In the third quarter of 2013, we began implementing a new branding strategy. This was considered a triggering event and a quantitative interim impairment assessment relative to the Company's non-amortizing trade names was conducted. We used the relief from royalty method to determine the fair value of the select reporting units. Discount rates ranged from 13.0% to 17.0% and royalty rates from 1.0% to 3.0% based on comparable industrial manufacturers. As a result of the interim indefinite-lived intangible impairment test assessment, it was determined that the fair value of these assets, given effect to the branding changes, exceeded their carrying amounts and accordingly, no impairment charge was recorded. In future periods, if our indefinite-lived trade names were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.

Recently Issued Accounting Standard
Note 1—“Interim Financial Statement Presentation” to the unaudited interim consolidated financial statements contained in this quarterly report includes a description of the recently issued accounting standard.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Other than as discussed below, there was no material change from the information included in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on Form 10-K for the year ended December 31, 2012.
Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars.  The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is primarily the euro, Polish złoty or Mexican peso. At September 30, 2013, we had intercompany loans that required remeasurement in the aggregate amount of $478.4 million. For the three months ended September 30, 2013, we recognized unrealized foreign currency exchange gains of $13.7 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $33.0 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $7.0 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange loss of approximately $9.8 million. The foreign currency exchange gains and losses recognized as a result of remeasurement are unrealized until such time that the loans are paid. We manage this risk by monitoring our foreign currency denominated cash inflows and outflows.

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
There was no change in the Company's internal control over financial reporting that occurred during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is, however, continuing to implement remedial actions as outlined in its plan disclosed in Item 9A of the annual report on Form 10-K for the year ended December 31, 2012. The Company has (i) provided for additional time for tax preparation and review in the Company's closing process and (ii) improved internal communications through planning meetings and status calls with the tax advisors, provision preparers, reviewers, and international component teams. Due to the departure of individuals within the Company's tax department, management has outsourced certain of the Company's corporate tax functions to external service providers given the complexity of operating in several global tax jurisdictions. The Company is evaluating whether to continue to outsource these corporate tax functions or hire additional internal tax resources.
Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting and will, over time, address the related material weakness identified. However, the above material weakness will not be considered remediated until these improvements have been fully implemented and are operating effectively for an adequate period of time.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Restricted Stock
On July 8, 2013, the Company issued 13,800 shares of restricted common stock under the Company's 2008 Long Term Incentive Plan to Christopher Ayers in connection with his appointment as our CEO. The restricted stock cliff vests after a four-year service period. The Company claims an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance, because, among other things, the transaction did not involve a public offering, Mr. Ayers is an executive of the Company and had access to information about the Company and his investment, he took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1
The Second Amendment to the Credit Agreement, dated July 1, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K on July 3, 2013 (File No. 333-174896), is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	November 8, 2013	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory for Registrant)