Form 10-K
period 2013-12-31
WireCo WorldGroup Inc.
filed 2014-03-10
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒   NO  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐ NO  ☒
NOTE: While the Registrant is a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of March 1, 2014 the Registrant had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

WireCo WorldGroup Inc.
Annual Report
For the year ended December 31, 2013

Our Organization
The diagram below illustrates our current corporate structure at December 31, 2013, including WireCo WorldGroup Inc. (the "Registrant"), the issuer of the 9.5% Senior Notes due 2017, the guarantors, and non-guarantors designated by the shaded boxes. WireCo WorldGroup (Cayman) Inc. ("WireCo" or the "Company") indirectly owns 100% of the voting common stock of the Registrant and all of the subsidiaries guaranteeing the 9.5% Senior Notes. For a list of our subsidiaries, refer to Exhibit 21. Percentages of sales or assets represent the respective portion of consolidated WireCo net sales for the year ended December 31, 2013, and assets at December 31, 2013.

WireCo WorldGroup (Cayman) Inc.(1)
100%
100%
100%
Foreign Entity Non-Guarantor located in Hong Kong
Foreign Entity Guarantor located in Luxembourg
Foreign Entity Guarantors located in the Cayman Islands
65%
China Joint Venture(3)
100% Indirectly
100%
100% Indirectly
Foreign Entity Non-Guarantors (Significant operating entities primarily located in France and the Netherlands – 15% sales; 14% assets)
WireCo WorldGroup US Holdings Inc. ("US Holdings")(2)
Foreign Entity Guarantors (Significant operating entities primarily located in Portugal, Mexico, Poland, Germany, Netherlands, and Australia – 48% sales; 52% assets)
80% Indirectly
50% Indirectly
100%
WireCo WorldGroup Inc. (Issuer of 9.5% Senior Notes) (35% sales; 31% assets)
Brazil Joint Venture (2% sales; 2% assets)
Spain, Greece, and India Joint Ventures(3)

(1)	This entity is 85% beneficially owned by Paine & Partners Fund III, of which Paine & Partners, LLC ("Paine & Partners") is the manager.

(2)	Certain current and former members of management beneficially own 3.3% of the non-voting common stock of U.S. Holdings, reflected as non-controlling interests.

(3)	For subsidiaries in which the Company does not have a controlling interest, we account for our respective ownership interests as equity method investments.

Cautionary Information Regarding Forward-Looking Statements
The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains statements that relate to future events and expectations and, as such, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. All statements that reflect WireCo's expectations, assumptions or projections about the future other than statements of historical fact are forward-looking statements, including, without limitation, forecasts concerning end-market growth or other trend projections, anticipated financial results or operating performance, and statements about WireCo's business plans and strategies.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors and are not guarantees of future performance. Actual results, performance or outcomes may differ materially from those expressed in or implied by those forward-looking statements. A number of factors or combination of factors including, but not limited to, the factors identified below and those discussed in Item 1A, Risk Factors, of this annual report may cause WireCo’s actual results to differ materially from those projected in any forward-looking statements.
Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the general economic conditions in markets and countries where we have operations;

•	risks associated with our non-U.S. operations;

•	our ability to implement and maintain sufficient internal controls;

•	foreign currency exchange rate fluctuations;

•	the competitive environment in which we operate;

•	changes in the availability or cost of raw materials and energy;

•	risks associated with our manufacturing activities;

•	our ability to meet quality standards;

•	our ability to protect our trade names;

•	violations of laws and regulations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	our ability to successfully execute and integrate acquisitions;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	our significant indebtedness;

•	covenant restrictions;

•	the interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes; and

•	credit-rating downgrades.

Any forward-looking statements that WireCo makes in this annual report speak only as of the date of such statement and we disclaim any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I

Item 1.Business

INTRODUCTION
Unless otherwise indicated, the financial information included in this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest. In this report, unless the context otherwise requires, “WireCo,” the “Company,” “we,” “our” or “us” means WireCo WorldGroup (Cayman) Inc. and all subsidiaries consolidated for the purposes of its financial statements. WireCo WorldGroup (Cayman) Inc. is an exempted company incorporated under the laws of the Cayman Islands in 2008. WireCo WorldGroup Inc. (the "Registrant") was originally founded in 1931 as Wire Rope Corporation of America, Inc.

COMPANY OVERVIEW
WireCo is a leading global manufacturer of both steel and synthetic rope, specialty wire and engineered products serving a diverse range of end markets, geographies and customers. We maintain a broad portfolio of critical products across the end markets we serve, including, but not limited to, industrial/infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. We market our products under well-known brands including: Union™, CASAR®, Lankhorst Ropes®, Camesa®, Euronete™, Oliveira™, Phillystran®, Drumet™, Lankhorst Engineered Products™ and Lankhorst Mouldings™.
Our highly engineered, specialized ropes are "mission-critical" equipment components used in applications, such as heavy lifting, pulling, mooring, supporting and suspension. Our products' performance, quality and safety are of the utmost importance to our customers to limit exposure to costly unplanned operational disruptions and downtime. The consumable nature of our products and rigid replacement cycles result in a recurring revenue base over time.

We operate 22 manufacturing facilities in 8 countries, which are supplemented by a global network of company-owned distribution facilities, consignment centers, distributor partnerships and sales offices. In addition, we have investments with manufacturing activities in India, Greece and China. Our acquisitions have enhanced our leadership position by creating new growth opportunities, served to diversify and increase end market penetration and reduced our dependence on external wire suppliers. The timeline below highlights a few of the more significant acquisitions we have made over the past decade.

OUR STRENGTHS

•
Leading Market Share. We believe we hold a top market position in each of the end markets in which we choose to participate. We are actively pursuing the high margin global marketplace, where quality and service is key for buying decisions.

•
Highly Diversified Business Mix. Our revenue base has a balanced exposure across a diverse mix of end-user industries, geographies, products and brands. We believe our diversified portfolio insulates us from volatility in any single industry. In 2013, no single industry represented more than 40% of our total sales. In addition, we are geographically diversified with approximately 70% of sales outside of the United States during 2013.

•
Long-term and Diverse Customer Base. We have a loyal, consistent customer base, demonstrating the long-term stability of the business. Fourteen of our largest customers (representing approximately 18% of sales) have been customers for over 15 years.

•
Mission-Critical Products with Recurring Revenue. Due to the mission-critical nature of our products, customers choose our products based on quality, service and engineering support. Rigorous operating conditions require frequent replacement, generating a steady stream of recurring revenue. We employ over 50 non-manufacturing engineers involved with product design, research and development, testing and technical customer support, and we often participate in lengthy design and qualification processes with our customers.

•
Consistent Margins Despite Volatile Raw Material Prices. We have pass through pricing mechanisms for all products at the time of sale to reflect current commodity prices, which allows for stabilized margins during volatile commodity markets.

•
Track Record of Successful Acquisitions. We have been able to successfully execute several key acquisitions resulting in a market leading position and diversification among products, end-markets and geographies.

REPORTABLE SEGMENT
Our operations consist of one operating segment and one reportable segment. Refer to Note 16—“Segment and Geographic Area Information” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for additional information.
PRODUCTS
The below table summarizes each product's contribution as a percentage of our consolidated net sales during 2013, 2012 and 2011. The acquisitions discussed above affect the comparability of period-over-period results.

Product Sales as a Percentage of Total Consolidated Sales

	2013	2012	2011
Rope	74%	74%	79%
Specialty Wire	16%	20%	21%
Engineered Products	10%	6%	—%
	100%	100%	100%

ROPE
Product Portfolio
WireCo is a leading global producer with a broad product offering of steel rope, steel electromechanical cable ("EM Cable"), synthetic rope and synthetic yarns. These customized products are capable of withstanding extremely heavy loads and harsh operating environments with specific quality, durability, weight, functionality and performance capabilities. Given the intensity of rope usage in certain applications and their consumable nature, they are subject to strict inspection and removal criteria, necessitating frequent replacement. As a result, the aftermarket represents a significant portion of highly engineered rope sales. WireCo's products are mainly used for lifting equipment within the oil and gas, fishing, mining, maritime and industrial/infrastructure end markets.

We sell our products through a global sales force consisting of regional sales managers and application or end market specialists.  To enhance our overall level of service to our customers, we have an extensive engineering and research and development organization that is actively involved in developing innovative products for our customers; leading technical training seminars surrounding our products; and working in the field with customers to maximize product performance. We service our customers through a global network of owned distribution centers, consignment centers and distributor partnerships in order to provide fast delivery, short lead-times, consistent product supply and high quality customer service.

The below table summarizes each product's contribution as a percentage to our consolidated rope sales during 2013, 2012 and 2011. The acquisitions discussed above affect the comparability of period-over-period results.

Rope Product Portfolio Sales as a Percentage of Total Rope Sales

	2013	2012	2011
Steel Rope	49%	57%	66%
Steel EM Cable	5%	6%	7%
Total Steel	54%	63%	73%
Synthetic Rope	16%	10%	6%
Synthetic Yarns	4%	1%	—%
Total Synthetic	20%	11%	6%
Rope Total Sales	74%	74%	79%

Steel Rope consists of a group of high-carbon steel wire strands helically and symmetrically twisted and “closed” together around a central core. Steel rope can range from small specialty rope of 1/16th of an inch to large mining ropes of up to five inches in diameter. We produce both highly engineered specialty products and steel rope suitable for a variety of uses, such as drill lines, mining ropes, cranes, mooring lines, bridges and logging. Major applications of these highly engineered products involve mineral mining, oil and gas exploration, fishing, maritime, construction and heavy industry (e.g., cranes).
EM Cable is a highly engineered, customized electrical power and electrical signal transmission cable that is armored with high-carbon steel wire or special metal alloys, providing protection for the electrical conductors inside and various mechanical performance properties. Our EM Cable product is used in the oil and gas exploration industry and provides a link to the surface from underground instrumentation. The cable not only transmits data, but also acts as a strength member for the insertion and removal of the geophysical tools used for data-logging and perforating oil and gas wells. Over the past several years, advancements in drilling technology have opened up large shale gas reserves, creating a significant shale drilling market for our EM Cable product.
Synthetic Ropes include high tenacity fiber ropes, strands, braids and strength members made from fibers such as Kevlar®, Dyneema®, Twaron®, Technora® (all registered trademarks are owned by their respective owners) and our own proprietary formulations. These products are unique in that they have the strength characteristics of steel rope but weigh significantly less. Synthetic ropes are primarily used in maritime, offshore oil and gas, fishing and other industries that require specific operating strength, buoyancy (when in high-modulus polyethylene), corrosion resistance or weight tolerance characteristics beyond wire rope. These include mooring lines, fishing ropes, fishing nets, life and winch lines, structural and support lines, boat rigging, power cables and broadcast tower guy cables. For certain applications, fiber ropes offer attractive physical characteristics compared to steel. Although fiber has comparative strength features, it is known to have greater flexibility and lighter weight, which allows submersion to approximately 10,000 meters, allowing far greater depth reach with virtually no increase in weight. Synthetic products have become crucial in the offshore oil and gas markets as greater drilling depths have made steel ropes impractical and obsolete due to the weight of the steel rope. We have pioneered the development of new products, which combine the use of steel wire ropes with high-strength synthetic components that improve the strength to weight ratio in the finished product.
Synthetic Yarns products, such as tapes, yarns and monofilaments, are used in a variety of end market applications including flexible intermediate bulk containers, horticulture, agriculture, cables, concrete reinforcement, synthetic grass, geotextiles, electrical fencing, antiballistics, luggage, sports products, industrial/infrastructure usage and synthetic ropes. The Company also manufactures synthetic yarns for use in the production of its own synthetic ropes.

End Markets
Our Rope products provide solutions in a variety of end markets with attractive growth opportunities, focusing on premium high-margin business. A breakdown of our net sales for the year ended December 31, 2013 by end market, as well as our Go-to-Market brands were as follows:
The following provides a detailed description regarding uses of our products by some of our end markets:
Industrial/Infrastructure - This end market encompasses industrial and infrastructure applications that use steel rope in various industries, including construction, transportation, defense, automotive, agriculture and logging. Crane ropes sold within this end market consist of both Original Equipment Manufacturers ("OEMs") tied to new crane build annually and a much larger global market of end users of cranes in the aftermarket.  Crane ropes are a consumable working component of cranes that require replacement every one to four years depending on cycle counts, working conditions and operator experience.
Oil and Gas - Steel and synthetic ropes are used throughout the oil and gas industry, providing solutions, from exploration all the way to production. We have a full suite of product offerings for onshore oil and gas (well servicing, tubing and sandlines, drill lines, and raising lines), offshore above platform (drill lines, buoy pendants, tensioner ropes, riser ropes, cranes and cable lays), and offshore mooring system for below platform solutions (deep water mooring, anchor lines, mooring systems, modulines and synthetic tethers). Onshore and offshore above platform ropes typically need to be replaced every 6 to 12 months depending on the application and operating environment.
Fishing - The fishing industry encompasses applications that use steel and synthetic wire ropes and netting for fishing and other related equipment. We are a leading global supplier of these products to the fishing industry, with distribution worldwide, and with strong presence in Europe. Our products are consumable working ropes and nets for fishing vessels and fish farms, which need to be replaced every 12 to 24 months based on level of activity in order to protect valuable fish catches or fish farm production.
Mining - Our steel rope products are primarily consumable working ropes for mining operations. We participate both in the underground market for the extraction of coal and other bedded materials, and surface market for coal, copper, iron ore and other minerals and ores. Due to the severe wear-and-tear that steel ropes endure in surface mining operations, they typically need to be replaced every two to four months depending on the application and operating environment.
Maritime - Steel and synthetic ropes are used for various maritime operating applications including mooring, tugging, lifting and anchoring.  Maritime end market applications include cargo, container and tanker vessels for shipping product globally, as well as working boats, tug boats, dredging boats, drilling ships, building ships, cruise ships and naval ships.  These types of ropes typically need to be replaced every 12 months depending on the application and operating environment.
Structures - Our steel and synthetic rope products are used in bridges, stadiums, towers and other cable supported structures. Our specialty wire products are commonly used as concrete reinforcement for infrastructure projects, as well. Recently, our products were used on several high profile projects, including the Freedom Tower and Manhattan Bridge in New York and the San Francisco Bay Bridge in California.

SPECIALTY WIRE
Product Portfolio
Our specialty wire provides a competitive edge, fulfilling 80-90% of our internal supply chain needs. The majority of our volume in wire is high-carbon steel wire for use in the production of our own steel ropes and EM Cable products. For our external customers, we offer a variety of selective products such as PC strand, PC wire, tire bead, spring and duct, guy strand and staple band, which are manufactured for a wide variety of uses in a broad range of industries. A breakdown of our volume by product for the year ended December 31, 2013 and the Go-to-Market brands were as follows:
End Markets
Besides serving our internal needs, we serve niche markets in the infrastructure and industrial industries. Our primary infrastructure product is PC strand, used in highways, dams, silos, long extension bridges and industrial structures. PC strand is a reinforcing component for concrete. For the industrial market, we serve a variety of applications including air conditioning, automotive, furniture and fencing applications. Guy strand is used in the telecommunications industry and staple band is used to manufacture staples for various industries.

ENGINEERED PRODUCTS

Product Portfolio
Engineered products are highly engineered, plastic injected molded products and sheets. Our products have a very low maintenance cost, long useful life, high impact resistance, and perform in extreme temperature conditions. In many cases, these products are used as a substitute for steel, concrete or wood alternatives due to their unique engineered design, performance characteristics and price. Most products are custom designed by our dedicated team of research and development engineers to meet specific customer requirements. Since these applications are complementary with some of our wire and synthetic rope products, we can offer our customers a "complete solution." An example is our oil-platform mooring systems where we offer high strength synthetic ropes and buoyancy modules produced by our engineered products facilities. Sales and distribution are done locally in Europe, but with our global network of dedicated distributors and agents, we are able to serve customers around the world.

End Markets
Engineered products are used in the following end markets: offshore, poultry, infrastructure and storage systems. Within offshore, we produce applications ranging from protection to buoyancy. Our poultry end market includes poultry manufacturing conveyor belts for eggs and manure. The infrastructure end market produces manholes, poles, planks, decking, furniture, bridges, and most recently, railroad cross ties. Engineered products are used in coil storage solutions, such as steel plants, service centers, automotive plants and transportation and pipe storage systems for worksite mobility. A breakdown of our net sales for the year ended December 31, 2013 by end market, as well as our Go-to-Market brands were as follows:

______________________________________________________________________________________________________
RAW MATERIALS
The main raw materials that we use to manufacture our rope products are high-carbon steel wire, polymers, such as polypropylene and polyethylene, and synthetic fibers, such as polyester and polyamide (nylon) and high tenacity synthetic fibers, such as Dyneema®. The main raw material that we use to manufacture wire is high-carbon steel rod. Our rope and wire products are made from steel rod that is primarily made from recycled steel scrap, while engineered products are made from both new and recycled plastic materials. The recycled plastics are sourced from agricultural foils, bottle caps and industrial waste. Due to the wide geographic dispersion of our production facilities, we use numerous producers for the raw materials needed in our operations. These raw materials are purchased at regular intervals, usually on a monthly or quarterly basis, depending on pricing and market conditions. We are not significantly dependent on any one or a limited number of suppliers. Also, we are vertically integrated and manufacture the majority of the wire, fibers and cores we use in our ropes.

MANUFACTURING FOOTPRINT
We have a comprehensive global footprint, with both highly engineered value added manufacturing and low cost production serving diverse end markets. Our rope products are produced on a diverse set of manufacturing assets and our engineered products have unique production capabilities, such as low and high pressure injection molding, flat-die extrusion and high production flexibility. Refer to Item 2, Properties, of this annual report for more information on our manufacturing footprint.

CUSTOMERS
We serve a broad customer base, both in terms of industries and geographic regions. Our rope and specialty wire customers include distributors, OEMs and end users of our products in the various industries we serve. Engineered products' customers include: engineering firms, contractors, multinational oil and gas energy companies, offshore pipelayers, steel manufacturers and railroads. Due to our diversified customer base, our top 10 customers only accounted for approximately 13%, 20% and 23% of our net sales in 2013, 2012 and 2011, respectively, and our largest customer accounted for less than 3%, 5% and 6% of net sales in 2013, 2012 and 2011, respectively.

COMPETITIVE CONDITIONS
We are subject to competitive conditions in most end markets. Our competitors include other global well-capitalized wire rope manufacturers, as well as other local and specialized wire manufacturers and niche markets with a wide variety of specialized producers of plastic solutions, as well as large producers of steel, concrete and wood alternatives. In spite of this moderately competitive environment, we have established market leading positions in our various end markets under our distinguished brands and design capabilities. We generally compete on the basis of product performance, sales and technical service support, and price.

INTELLECTUAL PROPERTY
The Company believes that its patents, brands, trademarks and other intellectual property provide it with a significant competitive advantage. We own numerous patents and patent applications worldwide.  We regularly file patent applications and obtain issued patents resulting from our research and development activities. Although we use patented inventions throughout our product portfolio, our business is not substantially dependent on any single patent or group of patents. We have a significant number of trademarks covering our company names and material brands. These trademarks include WireCo WorldGroup®, WireCo®, Union™, CASAR®, Lankhorst Ropes®, Camesa®, Euronete™, Oliveira™, WireCo® Structures, Phillystran®, Drumet™, Lankhorst Engineered Products™ and Lankhorst Mouldings™. In addition, we have trademarks registered in the U.S. and some foreign countries to protect our specific “marker strand” designs, which, consistent with market practice, designate our steel rope products as well as various brands. We have also trademarked our orange-colored plastic coating used to enhance the performance of our steel rope product lines.

RESEARCH AND DEVELOPMENT
We believe our focused agenda of research and development initiatives has enhanced our reputation as one of the leading product innovators in the industries that we serve. Demand for our products developed in previous years continues to increase as our customers recognize the added value to their respective business. In 2013, we introduced fourteen new products to the diverse global industries that we serve. These new products have been included in our already extensive and highly engineered product portfolio. Our strategy is to continue to build on our history of innovation and technological expertise while bringing new, highly engineered products to market. Our investment in research and development was $4.0 million, $3.1 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

REGULATION - Environmental Matters
Our business operations and facilities are subject to a number of laws and regulations, which govern the discharge of pollutants and hazardous substances into the air and water; the handling, storage, use and disposal of such materials; and remediation of contaminated sites. Operations at our facilities include transforming steel rods and wire into steel rope or cable, which can produce wastewater, spent acid and petroleum waste; and transforming polymers and synthetic fibers into fiber strand and fiber rope, which may be recycled or may produce polymer or synthetic fiber waste. We also store certain petroleum products and hazardous substances that we use in our operations. Due to the nature of these activities, our facilities are subject to routine inspection by regulators. Our regulators have not identified any material findings or situations that could have a material impact on our operations. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures should materially impact our financial condition, results of operations, or liquidity.

EMPLOYEES AND LABOR RELATIONS
At December 31, 2013, we employed 3,748 employees worldwide, not including our joint ventures, of which 813 are employed by the Registrant in the U.S. Approximately 41% of our employees were covered by collective bargaining agreements, of which none are subject to agreements that expire within one year of December 31, 2013. The Company believes it will successfully negotiate all contracts as they come due.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. Refer to Note 16—“Segment and Geographic Area Information” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for financial information about WireCo’s domestic and foreign operations.

AVAILABLE INFORMATION
The Company makes available free of charge on its website, www.wirecoworldgroup.com, its current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet website, www.sec.gov, that contains reports and other information issuers file electronically with the SEC. Interested parties may also read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.Risk Factors
Our business is subject to various risks, many of which are not exclusively within our control and may cause actual performance to differ materially from historical or projected future performance. The risks described below could materially and adversely affect our business, financial condition, results of operations or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. See “Cautionary Information Regarding Forward-Looking Statements” on page 3 of this annual report for cautionary statements regarding forward-looking statements.
Risks Relating to our Business
Worldwide economic conditions could negatively impact our business.
The general worldwide economic conditions continue to affect many industries, including industries in which we or our customers operate. These conditions could negatively impact our business by adversely affecting, among other things, our: net sales; operating income; margins; cash flows; suppliers' and distributors' ability to perform and the availability and costs of materials; customers' orders; customers' ability to access credit; and customers' ability to pay amounts due to us. If economic conditions are not favorable, the negative impact on our business could increase or continue for longer than we expect.
We may be subject to risks relating to our non-U.S. operations.
Many of our manufacturing operations and suppliers are located outside the United States. Our non-U.S. operations are subject to risks in addition to those facing our domestic operations, including: fluctuations in currency exchange rates; limitations on ownership and on repatriation of earnings; transportation delays and interruptions; political, social and economic instability and disruptions; government embargoes or trade restrictions; the imposition of duties and tariffs and other trade barriers; import and export controls; labor unrest and current and changing regulatory environments; the potential for nationalization of enterprises; difficulties in staffing and managing multi-national operations; limitations on our ability to enforce legal rights and remedies; potentially adverse tax consequences; and difficulties in implementing restructuring actions on a timely basis. If we are unable to successfully manage the risks associated with expanding our global business or adequately manage operational fluctuations internationally, the risks could have a material adverse effect on our business, results of operations or financial condition.
We have identified a material weakness in our internal control over financial reporting in areas of accounting for income taxes. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor confidence in our reported financial information.
As described in Item 9A, Controls and Procedures, of this annual report, management determined that we have a material weakness in our internal controls over financial reporting in the areas of accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have developed a remediation plan and is in the process of implementing the improvements, the material weakness will not be considered remediated until these improvements have been fully implemented and operating effectively for an adequate period of time. As we are a public debt filer, we are exempt from an independent audit of internal control over financial reporting.
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
Our industry is moderately competitive. We face competition on multiple fronts, including from large global firms and local specialized rope manufacturers. Other global firms may have more capital at their disposal, and may be able to produce their products at a lower cost due to their size and economies of scale. Our competitors who are based in other jurisdictions may have lower production costs because of lower labor costs, fewer regulatory standards, local access to raw materials, lower shipping costs or other factors. Local specialized firms may have an advantage due to their knowledge of the markets in which they operate. In addition, our competitors may be able to offer substitute products that customers could use as a replacement to our products.
We face volatility in the prices for, and availability of, raw materials and energy used in our business, which could adversely impact our competitive position and results of operations.
We rely heavily on certain raw materials (principally rod, polymers and synthetic fibers), and energy sources (principally electricity, natural gas and propane) in our manufacturing processes. As a result, our earnings are affected by changes in the costs and availability of these raw materials and energy. Unanticipated increases in the prices of such commodities could increase our costs, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effects of higher raw material or energy costs through price increases, productivity improvements or cost-reduction programs.  In addition, the loss of some of our significant raw material suppliers could cause shortages, which could have a material adverse effect on operations. The imposition of tariffs pursuant to trade laws and regulations in the jurisdictions in which our operations and suppliers are located can have an adverse impact on our business by placing tariffs and tariff-rate quotas on the import of certain raw materials and raising the prices of raw materials we require for our production. In addition, under certain tax laws, customs and taxing authorities may, from time to time, review the tariff classifications we use to import our raw materials and export our products.
We experience risks associated with manufacturing, which could adversely affect our business and results of operations.
A manufacturing disruption, such as equipment downtime, facility shutdown or casualty loss, could lead to production curtailment and could substantially impair our business. Interruptions in production capabilities would increase production costs and reduce our sales and earnings. In addition to lost revenue, long-term business interruption could result in the loss of some customers. To the extent these events are not covered by insurance, we are unable to recover insurance proceeds to reimburse for losses or business interruption, or if we are insured, but there are delays in the receipt of such reimbursements, our cash flows may be adversely impacted by events of this type.
If we do not maintain the quality of our products, our sales would be harmed and product liability claims could increase our costs.
Our products are used in applications by our customers where quality and performance are critical. If we are unable to maintain the high standards, including various quality certifications, expected by our customers, or our competitors are able to produce higher quality products, our sales may be harmed by the loss of existing customers and our ability to attract new customers. Also, we have potential exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage, or a failure of our products causes a work stoppage, including situations resulting from misuse of our products. Any such claims may be significant. Therefore, product liability claims against us could have a negative reputational impact, particularly if the failure of a product is highly publicized. Furthermore, manufacturing defects may not be discovered for some time after new products are introduced. In the event that any of our products prove to be defective, among other things, we may be responsible for any related damages, and we may be required to recall or redesign such products. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Should this occur, we may also need to increase our investments in manufacturing processes, which could increase our expenses, reduce our margins and adversely affect our cash flows.
Our reputation and competitive position are dependent on our ability to protect our intellectual property rights.
We believe that our trade names are important to our success and competitive position. We cannot, however, guarantee that we will be able to secure protection for our intellectual property in the future or that such protection will be adequate for future operations. Furthermore, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products, some of which do not protect intellectual property rights to the same extent as the United States. If we are unsuccessful in challenging a party’s products on the basis of infringement of our intellectual property rights, continued sales of these products could adversely affect our sales, devalue our brands and result in a shift in consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

We are subject to extensive governmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business and could result in restrictions on our operations or civil or criminal liability.
We are required to comply with various governmental laws and regulations, including but not limited to environmental, occupational health and safety, tax trade, import and export, anti-dumping, anti-bribery, anti-trust and reporting obligations of the Exchange Act. Failure to comply could lead to manufacturing shutdowns, product shortages, delays in product manufacturing, operating restrictions, withdrawal of required licenses and prohibitions against exporting or importing of products. In addition, civil and criminal penalties could result from regulatory violations. Such laws and regulations may become more stringent and result in necessary modifications to our current practices and facilities that could force us to incur additional costs that could materially affect us.
We are subject to significant environmental compliance obligations and potential environmental liabilities, which could increase our costs or cause us to change our operations.
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
We have made, and may in the future make, acquisitions of or significant investments in businesses with complementary products, services and/or technologies. We cannot provide assurance that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms. Acquisitions involve numerous risks, including: unforeseen difficulties in integrating operations, technologies, services, accounting and personnel; the diversion of financial and management resources from existing operations; unforeseen difficulties related to entering geographic regions or target markets where we do not have prior experience; and the assumption of known and unknown liabilities and exposure to litigation. If we finance an acquisition with debt, it could result in higher leverage and interest costs. As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of these acquisitions, and we may incur costs in excess of what we anticipate.
We are an emerging growth company and our election to delay compliance with new or revised accounting standards and utilize scaled disclosure and governance requirements applicable to reporting companies may result in our financial statements not being comparable to those of other reporting companies.
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we are utilizing certain exemptions from various reporting requirements that are applicable to other reporting companies that are not emerging growth companies. An emerging growth company may take advantage of some or all of the scaled disclosure provisions that are applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies and reduced disclosure about executive compensation arrangements. We are electing to take advantage of the extended transition period for complying with new or revised accounting standards until we (i) no longer qualify as an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act. As a result of this election, our financial statements may not be comparable to the financial statements of other reporting companies. Also, we took advantage of scaled disclosure provisions within Item 11, Executive Compensation, of this annual report provided by the JOBS Act to emerging growth companies. We cannot predict if investors will find our debt securities less attractive because we are relying on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the previous three-year period.

Organized labor action could have a material adverse effect on our business.
Many of our operations are highly labor intensive. We have collective bargaining agreements with our employees at several plant locations and distribution centers. Approximately 41% of our work force is unionized. If our unionized employees were to engage in a strike, work stoppage or other slowdown at any of our plants, this could adversely affect our ability to produce our products. In addition, any significant increase in labor costs or the making of other significant concessions as a result of agreements with our workforce could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Public Debt
Our substantial level of indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt service obligations.
As of December 31, 2013, we had $879.9 million of total indebtedness at face value. Face value excludes adjustments for unamortized premium and discounts. In addition, subject to restrictions in the indenture governing the 9.5% Senior Notes (“Indenture”) and restrictions in our current debt agreements, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, including the following:

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
Any lower-than-expected rating of our bank debt and debt securities could adversely affect our business.
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Our principal properties include our manufacturing facilities and our distribution centers. A depiction of our global manufacturing footprint is below:

North America	South America	Europe			Asia

United States (7)	Brazil (1)	France (1)	Germany (2)	Greece (1) (Joint Venture)	China (1) (Joint Venture)	India (1) (Joint Venture)

Mexico (2)		The Netherlands (2)	Poland (1)	Portugal (6)
We have seven domestic manufacturing facilities in Missouri, Texas and Pennsylvania and fifteen international manufacturing facilities in Mexico, Germany, Portugal, Poland, the Netherlands, Brazil and France, excluding our three joint ventures. We have global capacity to annually produce approximately 307,000 metric tons of wire, 231,000 metric tons of rope, 35,000 metric tons of engineered products, and 5,000 metric tons of recycled raw materials. Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.
We have nineteen stand-alone distribution facilities in the U.S., Portugal, the Netherlands, France, United Kingdom, Australia and Denmark. In addition to these distribution facilities, there is warehouse space available at substantially all of our manufacturing facilities.
We own all but five of our manufacturing facilities and lease seven stand-alone distribution centers. Refer to Note 15—“Commitments and Contingencies” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for further information on the Company's lease commitments.

Most of our properties and other assets are subject to liens securing our various borrowings. Refer to Note 8—“Borrowings” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for further information on assets secured.
We believe our properties are in good condition, well maintained, adequately utilized and sufficient to support the anticipated operations of the business.

Item 3.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 15—“Commitments and Contingencies” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Registrant's common equity consists of common stock that is privately held and there is no established public trading market. As of March 1, 2014, there was one stockholder of record. There are currently no significant restrictions on the ability of the Registrant to pay dividends to WireCo WorldGroup US Holdings Inc., its sole stockholder.

Item 6.Selected Financial Data
The selected financial data below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this annual report. During the periods presented, we acquired businesses as set forth in the footnotes. The Company's consolidated financial statements include the results of operations of these acquired businesses from the date of acquisition and as such, period to period results of operations vary depending on these dates. Accordingly, this selected financial data is not necessarily comparable or indicative of our future financial results.

	Years ended December 31,
	2013	2012 (1)	2011 (2)	2010 (3)	2009
	(in thousands)
Statement of Operations Data:
Net sales	$821,055	$742,689	$604,927	$447,678	$383,253
Gross profit	198,749	163,755	158,573	118,531	88,893
Operating income	51,418	45,195	57,009	41,354	26,053
Net income (loss)	(27,004)	(18,174)	(50,707)	(6,565)	4,086
	As of December 31,
	2013	2012 (1)	2011 (2)	2010 (3)	2009
Balance Sheet Data:
Working capital	$300,088	$325,605	$202,707	$226,468	$113,287
Total assets	1,199,215	1,250,260	885,703	822,406	658,274
Long-term debt, excluding current maturities	862,492	893,217	565,044	500,248	328,588
Total stockholders’ equity	96,233	112,012	129,536	195,069	195,307
	Years ended December 31,
	2013	2012 (1)	2011 (2)	2010 (3)	2009
Statement of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$55,151	$13,554	$10,653	$(4,351)	$69,669
Investing activities	(29,353)	(210,232)	(93,335)	(102,326)	(33,300)
Financing activities	(40,980)	214,599	56,956	140,984	(25,422)

(1)	The 2012 financial information reflects the acquisition of Royal Lankhorst Euronete Group B.V. ("Lankhorst") on July 12, 2012.

(2)	The 2011 financial information reflects the acquisition of Drumet Liny I Druty Sp Z O.O. ("Drumet") on July 18, 2011.

(3)	The 2010 financial information reflects the acquisition of Luís Oliveira Sá, SGPS, S.A. ("Oliveira") on November 16, 2010.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest.
Management’s Discussion and Analysis (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated results of operations, financial condition, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. Please see “Cautionary Information Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements. This MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This MD&A includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include:

•	Pro Forma Net Sales

•	Adjusted EBITDA

•	Acquisition Adjusted EBITDA

•	Net Debt

•	Adjusted Working Capital

•	Free Cash Flow

We provide Pro Forma Net Sales, Adjusted EBITDA and Acquisition Adjusted EBITDA as a means to enhance communication with security holders by providing additional information regarding our operating results. We use these Non-GAAP Financial Measures internally to evaluate our performance, allocate resources, calculate debt covenant calculations and for incentive compensation purposes. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations, are required for debt covenant calculation purposes and are useful for peer and period-to-period comparisons of results considering our history of acquisitions.
We provide Net Debt, Adjusted Working Capital and Free Cash Flow as additional information regarding our liquidity. Management believes that Net Debt is meaningful to investors because management assesses our leverage position after factoring in restricted cash and available cash that could be used to repay outstanding debt. We believe that Adjusted Working Capital provides a meaningful measure of our efforts to reduce inventory and manage our customer collections and vendor payments. Management believes that the Free Cash Flow measure is meaningful to investors because it represents the cash flow we have available to pay down debt and/or invest for future growth. It is important to note that Free Cash Flow does not represent the residual cash flow available for discretionary expenditures since other non-discretionary expenditures, such as mandatory debt service requirements, are not deducted from the measure.
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

BUSINESS OVERVIEW
We are a leading global manufacturer of both steel and synthetic rope, specialty wire and engineered products. Our products are used in a diverse range of industries including, but not limited to, industrial/infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. Our global manufacturing footprint includes 22 manufacturing facilities in 8 countries.

EXECUTIVE SUMMARY
During 2013, we implemented several key initiatives, which resulted in positive momentum in the second half of 2013, and we expect this momentum to continue into 2014. These key initiatives include: executing clear business strategies in each of our markets to best serve our customers, improving our operations to maximize the opportunities available to us for growth, reducing costs to run a more efficient operation in both increasing and decreasing revenue environments, actively managing inventory, accounts receivable and accounts payable to reduce working capital, and applying rigorous return on investment standards to our capital spending. Our key objectives are to generate cash and manage expenses to meet profit targets.
As a result of the initiatives discussed above, Acquisition Adjusted EBITDA increased $3.1 million to $70.7 million in the second half of 2013 compared to $67.7 million in the second half of 2012, despite a decline in sales of $5.7 million in the second half of 2013 compared to the second half of 2012. Acquisition Adjusted EBITDA as a percent of sales was 17.3% in the second half of 2013 compared to 16.3% in the second half of 2012.
As illustrated in the table below, Pro Forma Net Sales decreased $53.3 million for the year ended December 31, 2013 compared to the same period in 2012 primarily due to challenging end market conditions that resulted in low demand for our products. Pro Forma Net Sales is a Non-GAAP Financial Measure defined as Net sales plus pre-acquisition net sales of acquired companies. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following table reconciles reported net sales to Pro Forma Net Sales.

	Years ended December 31,
	2013	2012
	(in thousands)
Net sales as reported (GAAP)	$821,055	$742,689
Lankhorst pre-acquisition net sales	—	131,627
Pro Forma Net Sales (Non-GAAP)	$821,055	$874,316

The decline in sales during 2013 was primarily due to fewer Mexican governmental infrastructure projects impacting our wire product sales, weak economic conditions in Europe and Asia resulting in lower demand for crane and industrial/infrastructure rope, and weakness in the North American onshore oil and gas end markets. These declines were partially offset by growth in the offshore oil and gas market.
We reported Acquisition Adjusted EBITDA of $139.2 million and a net loss of $27.0 million for the year ended December 31, 2013, compared to Acquisition Adjusted EBITDA of $143.9 million, which includes Lankhorst pre-acquisition EBITDA, and a net loss of $18.2 million for the same period in 2012. The decline in Acquisition Adjusted EBITDA was driven primarily by sales performance, partially offset by a reduction in costs from operating efficiency initiatives. For the definitions of Adjusted EBITDA and Acquisition Adjusted EBITDA and reconciliations to net loss, see the section titled “Adjusted EBITDA and Acquisition Adjusted EBITDA”.

	Years ended December 31,
	2013	2012
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$139,193	$128,035
Lankhorst pre-acquisition EBITDA	—	15,908
Acquisition Adjusted EBITDA (Non-GAAP)	$139,193	$143,943
Net loss as reported (GAAP)	$(27,004)	$(18,174)
The increase in net loss of $8.8 million for the year ended December 31, 2013 compared to the same period in prior year was primarily due to $16.0 million more in interest expense, partially offset by higher operating income of $6.2 million.

CONSOLIDATED RESULTS OF OPERATIONS
This section focuses on significant items that impacted our operating results during the years ended December 31, 2013, 2012 and 2011. Most notably, our acquisitions of Royal Lankhorst Euronete Group B.V. (“Lankhorst”) on July 12, 2012 and Drumet Liny I Druty Sp Z O.O. ("Drumet") on July 18, 2011 affect the comparability of period-over-period results. Operating results of Lankhorst and Drumet are included in our consolidated statements of operations since the date of acquisition.
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

Year ended December 31, 2013 compared to the year ended December 31, 2012
The following table presents selected consolidated financial data for the years ended December 31, 2013 and 2012:

	Years ended December 31,		Change
	2013	2012	Dollars	Percent
	(in thousands)
Net sales	$821,055	$742,689	$78,366	11%
Gross profit	198,749	163,755	34,994	21%
Other operating expenses	(147,331)	(118,560)	(28,771)	24%
Other expense, net	(67,881)	(49,492)	(18,389)	37%
Income tax expense	(10,541)	(13,877)	3,336	NM
Net loss	$(27,004)	$(18,174)	$(8,830)	NM
Gross profit as % of net sales	24%	22%
Other operating expenses as % of net sales	18%	16%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $78.4 million, or 11%, during the year ended December 31, 2013 as compared to the same period in 2012. Of the increase, $119.9 million was attributable to a full year of Lankhorst sales and $14.7 million was a result of foreign currency exchange rate fluctuations. Due to the market softness in certain end markets, our organic sales declined $56.5 million over prior year.
The decline in rope sales of $30.7 million was driven primarily by a reduction in demand in onshore oil and gas activities and weakness in the industrial/infrastructure end markets of Europe and Asia. Sales of rope in the oil and gas end market were down $14.0 million due to continued weakness in the U.S. and Canada onshore markets. According to Baker Hughes, the average North American rig count during 2013 was 2,116 as compared to 2,283 during the same period in 2012, a 7% decrease. At February 7, 2014, there were 2,392 rigs actively drilling in North America, compared to 2,020 rigs at December 31, 2013; an increase of 18.4% from year end 2013 levels. The price of oil increased to $99.98 per barrel and gas increased to $4.78 per mmbtu at February 7, 2014, representing a 2% increase in oil prices and an 12% increase in gas prices from the end of 2013. The sales of rope in the industrial/infrastructure end market declined $17.0 million, primarily in Europe and Asia. According to Eurostat, construction sector production declined 6.3% in 2013 compared to 2012. Rope sales represented 74% of our total consolidated net sales for the year ended December 31, 2013 compared to 74% for the same period in 2012.
Specialty wire sales declined $25.8 million primarily due to lower demand of prestressed concrete strand related to delays of Mexican governmental infrastructure projects and our decision to reduce production of certain low margin wire products primarily in Mexico. We expect the Mexican infrastructure plan to be executed in 2014. Specialty wire sales represented 16% of our total consolidated net sales for the year ended December 31, 2013 compared to 20% for the same period in 2012.

The Lankhorst acquisition contributed engineered products to our product mix, and as a result we do not have comparable results period over period. Sales of engineered products were $85.9 million for the year ended December 31, 2013, or 10% of our total consolidated net sales. With an increase in offshore oil and gas contracts, the demand for certain engineered products that serve that end market is growing.
Gross profit
Gross profit increased $35.0 million and gross profit as a percentage of sales (“gross margin”) increased to 24% in 2013 from 22% in 2012. Improved margin performance is attributable to growth in higher margin end markets, reduced sales of low margin wire products and cost reduction initiatives. These improvements were partially offset by a $3.0 million write-down of inventory related to our inventory optimization program. In 2012, gross margin was negatively impacted 1% due to the amortization of a $6.8 million purchase accounting inventory step-up adjustment.

Other operating expenses

	Years ended December 31,		Change
	2013	2012	Dollars	Percent
	(in thousands)
Selling expenses	$(41,661)	$(32,527)	$(9,134)	28%
Administrative expenses	(88,598)	(71,267)	(17,331)	24%
Amortization expense	(17,072)	(14,766)	(2,306)	16%
Other operating expenses	$(147,331)	$(118,560)	$(28,771)	24%
Other operating expenses increased $28.8 million, or 24%, for the year ended December 31, 2013 compared to the same period in 2012. Our acquisition of Lankhorst accounted for $20.5 million of the increase. Total other operating expenses increased as a percentage of net sales from 16% for the year ended December 31, 2012 to 18% for the year ended December 31, 2013.
Selling expenses increased $9.1 million, or 28%, over the same period in 2012. Of the increase, approximately $7.1 million related to a full year of Lankhorst selling expenses. The remaining increase was primarily due to additional payroll costs associated with our investment in our international sales force. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $17.3 million, or 24%, over the same period in 2012. Of the increase, approximately $12.0 million related to a full year of Lankhorst administrative expenses. During 2013, we recognized $2.1 million more in reorganization and restructuring charges primarily related to changes in our executive team, among other positions. Share-based compensation was $4.5 million higher due to the incremental cost associated with stock option modifications and new awards granted during 2013, partially offset by the reversal of previously recognized expense associated with forfeitures. Compensation costs have increased approximately $6.8 million due to higher incentive bonuses earned, new positions and salary increases during the year ended December 31, 2013. Advisory fees were $1.1 million more than the same period in 2012 due to a higher projected Adjusted EBITDA for 2013. These increases in administrative expenses were partially offset by lower acquisition costs of $10.9 million during 2013 as compared to 2012. Administrative expenses increased $0.9 million for the year ended December 31, 2013 due to foreign currency exchange rate fluctuations.
Amortization expense increased $2.3 million, or 16% over the same period in 2012 primarily due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense increased by $18.4 million, or 37%, for the year ended December 31, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Years ended December 31,		Change
	2013	2012	Dollars	Percent
	(in thousands)
Interest expense, net	$(80,830)	$(64,842)	$(15,988)	25%
Equity in loss of non-consolidated affiliates, net	(131)	(3,525)	3,394	(96)%
Foreign currency exchange gains, net	13,584	20,170	(6,586)	33%
Loss on extinguishment of debt	—	(2,358)	2,358	(100)%
Other income (expense), net	(504)	1,063	(1,567)	147%
Total other expense, net	$(67,881)	$(49,492)	$(18,389)	37%

•
Interest expense increased $16.0 million for the year ended December 31, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $5.5 million of increased interest expense. Also on July 12, 2012, we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $7.9 million of net additional interest expense. The amortization of debt issuance costs and the discount related to these new issuances resulted in an additional $1.1 million in interest expense for the year ended December 31, 2013. Additionally, we capitalized $2.3 million more in interest in 2012 compared to 2013, resulting in more interest expense this year. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. During the first quarter of 2012, we corrected this error and capitalized $1.9 million of interest.

•
The loss on investments in non-consolidated affiliates decreased $3.4 million for the year ended December 31, 2013 compared to the same period in 2012. This decrease was primarily driven by fewer advances to the China JV in 2013 compared to 2012. As substantial doubt remains as to the China JV's ability to continue as a going concern, we fully reserved against all advances.

•
For the year ended December 31, 2013, foreign currency exchange gains were $13.6 million compared to foreign currency exchange gains of $20.2 million for the same period in 2012. At December 31, 2013 and 2012, we had intercompany loans that required remeasurement in the aggregate amounts of $473.1 million and $488.8 million, respectively. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $12.6 million of the gains recognized. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7251 at December 31, 2013. During 2012, the revaluation of $212.3 million new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $16.6 million of the gains recognized. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro and Polish zloty contributed to $4.9 million and $6.2 million, respectively, of foreign currency exchange gains. These gains were offset by a $7.3 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts on July 12, 2012 associated with the purchase of Lankhorst and refinancing transactions.

•
Loss on extinguishment of debt decreased by $2.4 million for the year ended December 31, 2013 compared to the same period in 2012. In July 2012, we wrote-off $2.4 million of unamortized debt issuance costs associated with the retirement of the Term Loan due 2014, the Revolving Credit Agreement, the CASAR Revolving Credit Agreement and the Euro Facility.

Income tax expense
For the year ended December 31, 2013, income tax expense was $10.5 million, a decrease of $3.3 million, as compared to income tax expense of $13.9 million for the year ended December 31, 2012. The resulting effective tax rate was an expense of 64% and an expense of 323% for the year ended December 31, 2013 and 2012, respectively. The 2013 effective tax rate was primarily driven by an increase in the U.S. valuation allowance.

Year ended December 31, 2012 compared to the year ended December 31, 2011
The following table presents selected consolidated financial data for the years ended December 31, 2012 and 2011:

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(in thousands)
Net sales	$742,689	$604,927	$137,762	23%
Gross profit	163,755	158,573	5,182	3%
Other operating expenses	(118,560)	(101,564)	(16,996)	17%
Other expense, net	(49,492)	(102,700)	53,208	(52)%
Income tax expense	(13,877)	(5,016)	(8,861)	NM
Net loss	$(18,174)	$(50,707)	$32,533	NM
Gross profit as % of net sales	22%	26%
Other operating expenses as % of net sales	16%	17%
NM = Not Meaningful

Net sales
Our net sales increased $137.8 million, or 23%, for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to acquisition activity. Of the increase, $114.9 million was attributable to our acquisition of Lankhorst on July 12, 2012 and $40.8 million was attributable to a full year of Drumet sales. Without these acquisitions, our net sales decreased approximately $17.9 million over the prior year. Foreign currency exchange rate fluctuations accounted for $20.1 million of this decrease, as the dollar strengthened in relation to the euro, Mexican peso and Polish złoty during 2012 compared to 2011.
Net sales of all key products were relatively flat year over year with a $2.2 million increase in sales volume excluding acquisition activity and foreign currency exchange rate fluctuations. The $7.2 million decrease in synthetic rope sales was partially offset by slight increases in fabricated products, EM Cable and specialty wire product sales.
Sales of our synthetic rope products declined $4.7 million primarily due to fewer large offshore contracts and lower maritime sales in 2012 compared to 2011. Synthetic rope sales to the offshore oil and gas market, industrial market and fishing market decreased $2.6 million, $1.1 million and $1.0 million, respectively. Synthetic rope sales represented 10% of our total consolidated net sales for the year ended December 31, 2012 compared to 6% for the year ended December 31, 2011 as a result of the Lankhorst acquisition.
Our fabricated product sales increased $3.1 million in 2012 over the prior year primarily due to structural rope assemblies for significant domestic bridge contracts in the early part of 2012, three bridge projects completed in South America and, in general, an overall increase in activity. EM Cable sales into the oil and gas market contributed $2.5 million of the increase in net sales for the year ended December 31, 2012 despite the oilfield slowdown in the latter half of 2012 due to full pipelines and sufficient oil reserves. According to Baker Hughes, the average worldwide rig count was 3,518 rigs for 2012 compared to 3,465 rigs for 2011.
Specialty wire sales increased $1.3 million in 2012 over the same period in 2011. For the first three quarters of 2012, specialty wire sales had increased $6.4 million over the prior period primarily due to demand for infrastructure projects in Mexico. During the fourth quarter, sales declined due to lower demand of prestressed concrete strand due to Mexican governmental infrastructure projects being placed on hold and management's decision to exit certain wire end markets due to low margins. Mexico's economy weakened in the latter half of 2012, which negatively affected wire sales primarily in the infrastructure market. Specialty wire sales represented 20% of our total consolidated net sales for the year ended December 31, 2012 compared to 21% for the same period in 2011.
Steel rope sales did not significantly change in 2012 over the prior year. Reduced sales in the crane market due to the weak European economy were offset by increased sales in the mining, oil and gas, fishing and industrial end markets. We saw many orders from mining customers due to our increased international selling efforts and expansion within our open-pit and underground mining presence in North America. Steel rope sales represented 57% of our total consolidated net sales for the year ended December 31, 2012 compared to 66% for the same period in 2011. With the acquisition of Lankhorst, sales of steel ropes as a percentage of total sales represented less than half of our consolidated net sales in 2012.

Gross profit
Gross profit increased $5.2 million but gross profit as a percentage of sales (“gross margin”) decreased to 22% in 2012 from 26% in 2011. Lankhorst's gross profit was negatively impacted by the recognition of $8.5 million of higher cost of sales due to the inventory step-up related to purchase accounting and a large offshore oil and gas project with a low margin. In accordance with GAAP, certain inventory is recorded at fair value on the date of acquisition and the difference between fair value and cost is recorded to Cost of Sales as the inventory is sold. The impact of the inventory adjustment resulted in a decrease of our gross margin of 1%. In addition, Lankhorst's sales, which comprised 17% of our total sales for the year, had historically lower margins than our rope products. The decrease in gross margin was also driven by an unfavorable product mix year over year. Lower sales of our higher margin ropes and increased sales of Drumet's low margin wire and rope for all of 2012 compared to only six months in 2011 contributed to the decline in gross margin. Drumet is growing its high-carbon steel wire operations, which has higher margins, replacing low-carbon wire.

Other operating expenses

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(in thousands)
Selling expenses	$(32,527)	$(26,067)	$(6,460)	25%
Administrative expenses	(71,267)	(62,330)	(8,937)	14%
Amortization expense	(14,766)	(13,167)	(1,599)	12%
Other operating expenses	$(118,560)	$(101,564)	$(16,996)	17%
Other operating expenses increased $17.0 million, or 17%, for the year ended December 31, 2012 compared to the same period in 2011. Overall, total other operating expenses decreased as a percentage of net sales from 17% for the year ended December 31, 2011 to 16% for the year ended December 31, 2012.
Selling expenses increased $6.5 million, or 25%, in 2012 over the same period in 2011. Of the increase, $7.1 million related to acquisitions. Lankhorst incurred $6.7 million in selling expenses since the acquisition date and Drumet incurred $0.4 million of selling expenses from January 1, 2012 to July 17, 2012. Also, selling expenses decreased $0.8 million for the year ended December 31, 2012 due to foreign currency exchange rate fluctuations.
Administrative expenses increased $8.9 million, or 14%, in 2012 over the same period in 2011. Of the increase, $8.6 million related to Lankhorst administrative expenses since the acquisition date and $2.0 million related to a full year of Drumet administrative expenses. Additional increases in administrative expenses were related to direct acquisition costs and certain expenses of becoming a SEC registrant. Acquisition costs incurred during 2012 were $5.2 million higher than acquisition costs incurred during 2011 primarily due to the increased complexity, size and financing requirements of the Lankhorst acquisition compared to the Drumet acquisition. Upon becoming an SEC registrant in February 2012, we are required to comply with certain provisions of the Sarbanes-Oxley Act beginning with our 2012 annual report. We incurred $1.5 million in Sarbanes-Oxley implementation fees during 2012 compared to $0.1 million during 2011. Advisory fees and bank fees were $1.5 million higher than the same period in 2011 primarily due to our growing business. Advisory fees consist primarily of Paine & Partners, LLC (“Paine & Partners”) management fee, which is based on a percentage of projected Adjusted EBITDA. Loan fees were higher primarily due to non-capitalizable uncommitted use fees on a larger revolver amount. These increases were partially offset by lower incentive compensation, share-based compensation and reorganization charges. Incentive compensation earned was $4.2 million lower during 2012 compared to 2011 as most of our compensation programs are based on quarterly profitability compared to budget, and we did not pay any bonuses for the third and fourth quarters of 2012. Our share-based compensation expense decreased $2.4 million as a result of 2007 stock option awards fully vesting in 2011. During 2012, we incurred $4.4 million of costs related to severance packages, merging facilities, transferring equipment and warehouse closures compared to $6.1 million during 2011. Legal, auditor and other expenses associated with our registration statement, which was declared effective by the SEC in early 2012, totaled $0.2 million for the year ended December 31, 2012, compared to $1.5 million for the year ended December 31, 2011. Administrative expenses decreased $0.7 million for the year ended December 31, 2012 due to foreign currency exchange rate fluctuations.

Other expense, net
Other expense decreased by $53.2 million, or 52%, for the year ended December 31, 2012, compared to the same period in 2011. Significant components of this change were as follows:

	Years ended December 31,		Change
	2012	2011	Dollars	Percent
	(in thousands)
Interest expense, net	$(64,842)	$(51,063)	$(13,779)	27%
Equity in loss of non-consolidated affiliates, net	(3,525)	(33,015)	29,490	(89)%
Foreign currency exchange gains (losses)	20,170	(12,445)	32,615	(262)%
Loss on extinguishment of debt	(2,358)	(5,654)	3,296	(58)%
Other income (expense), net	1,063	(523)	1,586	(303)%
Other expense, net	$(49,492)	$(102,700)	$53,208	(52)%

•
Interest expense increased $13.8 million for the year ended December 31, 2012 primarily due to additional debt outstanding. On June 10, 2011, we issued $150.0 million aggregate principal amount of 9.5% Senior Notes and on July 12, 2012 we issued $82.5 million aggregate principal amount of 11.75% Senior Notes resulting in approximately $10.9 million of increased interest expense for the year ended December 31, 2012, compared to the year ended December 31, 2011. The Term Loan due 2014 was retired on July 12, 2012 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $4.2 million of net additional interest expense. Additionally, we incurred $1.5 million of interest expense related to borrowings under our revolving credit facilities. The amortization of debt issuance costs and the discount/premium related to the new issuances and assumed Polish debt resulted in an additional $1.7 million in interest expense for the year ended December 31, 2012. This increase in interest expense was partially offset by an increase in capitalized interest recorded of $3.8 million, which includes a $1.9 million entry that decreased interest expense and increased the cost of property, plant and equipment to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. These errors were not material to the current and any previously-reported periods. Additionally, we incurred no special penalty interest in 2012 compared to $1.4 million in 2011 related to the registration statement with the SEC not being declared effective by May 2011.

•
The loss on investments in non-consolidated affiliates decreased $29.5 million for the year ended December 31, 2012 compared to the same period in 2011. We discontinued applying the equity method on our investment in the China JV during the first quarter of 2012 because our investment was valued at $0 at December 31, 2011. Pursuant to U.S. GAAP, we will not resume applying the equity method until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. During 2012, we recorded an allowance of $3.5 million against advances to the China JV. This loss was partially offset by less than $0.1 million of income on three other non-consolidated affiliates acquired with the purchase of Lankhorst. During 2011, we recorded a 65% share of the China JV's losses, which totaled $18.1 million, an allowance of $8.3 million against related advances and an investment impairment charge of $6.6 million due to continued losses and reduced liquidity. Substantial doubt remains as to the China JV's ability to continue as a going concern.

•
For the year ended December 31, 2012, foreign currency exchange gains were $20.2 million compared to foreign currency exchange losses of $12.4 million for the same period in 2011. At December 31, 2012 and 2011, we had intercompany loans that required remeasurement in the aggregate amounts of $488.8 million and $174.0 million, respectively. The revaluation of $212.3 million of new intercompany loans denominated in U.S. dollars at our Lankhorst subsidiaries contributed to $16.6 million of the gains recorded during 2012. The revaluation of other intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $4.9 million of the gains recognized. The U.S. dollar to euro exchange rate at December 31, 2011 was $1.00 to €0.7729 compared to $1.00 to €0.7579 at December 31, 2012. The revaluation of U.S. dollar denominated intercompany loans for our Polish subsidiaries resulted in $6.2 million of the gains recognized during 2012. The U.S. dollar to Polish złoty exchange rate at December 31, 2011 was $1.00 to złl.3.4127 compared to $1.00 to złl.3.0878 at December 31, 2012. The current year foreign currency exchange gains were offset by a $7.3 million foreign currency exchange loss related to the settlement of two foreign currency forward contracts on July 12, 2012 associated with the purchase of Lankhorst and refinancing transactions. The net foreign currency exchange loss recognized on the revaluation of intercompany loans in 2011 was due to the depreciation of the euro and the Polish zloty against the U.S. dollar. The U.S. dollar to the euro exchange rate at December 31, 2010 was $1.00 to €0.7484 compared to $1.00 to €0.7729 at December 31, 2011. The U.S. dollar to Polish złoty exchange rate on the acquisition date of July 18, 2011 was $1.00 to zł.2.8374 compared to $1.00 to zł.3.4127 at December 31, 2011.

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

Income tax expense
For the year ended December 31, 2012, our income tax expense was $13.9 million, an increase of $8.9 million, as compared to income tax expense of $5.0 million for the year ended December 31, 2011. The income tax expense recognized for the year ended December 31, 2012 was impacted by $11.5 million of expense recorded due to the change in our assertion that the U.S. investment in our Mexican subsidiaries would be permanent in duration, partially offset by a reduction of income tax expense of $1.8 million for unrecognized tax benefits in 2012. Due to increasing interest expense deduction limitations, we do not expect to realize the increased tax benefits and have offset the tax benefit with a valuation allowance. The resulting effective tax rate was an expense of 322.9% and an expense of 11.0% for the year ended December 31, 2012 and 2011, respectively. The 2012 effective tax rate was primarily driven by the change in assertion reporting the U.S. investment in Mexico and an increase in the U.S. valuation allowance.

Adjusted EBITDA and Acquisition Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure defined as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA, another Non-GAAP Financial Measure, as Adjusted EBITDA plus pre-acquisition EBITDA of acquired companies. Management uses Acquisition Adjusted EBITDA to compare our financial measures to those of our peers and for debt covenant calculations. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP measures.

The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net loss (GAAP)	$(27,004)	$(18,174)	$(50,707)
Plus:
Interest expense, net	80,830	64,842	51,063
Income tax expense	10,541	13,877	5,016
Depreciation and amortization	58,534	47,493	39,224
Equity in loss of non-consolidated affiliates, net	131	3,525	33,015
Foreign currency exchange losses (gains), net	(13,584)	(20,170)	12,445
Share-based compensation	5,969	1,466	3,841
Other expense (income), net	504	(1,063)	523
Loss on extinguishment of debt	—	2,358	5,654
Acquisition costs (a)	369	11,304	6,114
Purchase accounting (inventory step-up and other) (b)	2,191	8,471	1,875
Bank fees (c)	1,852	2,232	1,289
Advisory fees (d)	4,551	3,438	2,931
Reorganization and restructuring charges (e)	9,548	6,181	9,389
Sarbanes-Oxley implementation (f)	706	1,529	129
Effect of inventory optimization program (g)	2,970	—	—
Other adjustments	1,085	726	1,418
Adjusted EBITDA (Non-GAAP)	$139,193	$128,035	$123,219
Lankhorst pre-acquisition EBITDA (h)	—	15,908	23,377
Drumet pre-acquisition EBITDA (i)	—	—	6,388
Acquisition Adjusted EBITDA (Non-GAAP)	$139,193	$143,943	$152,984

(a)	Acquisition costs are recorded in Administrative expenses in the consolidated statements of operations.

(b)	The amortization of purchase accounting inventory step-up adjustments, as well as other purchase accounting adjustments, are recorded in Cost of sales in the consolidated statements of operations.

(c)
Bank fees consist of unused line of credit fees, letter of credit fees and non-capitalizable costs associated with the modification of our indebtedness. Bank fees are recorded in Administrative expenses in the consolidated statements of operations.

(d)
Advisory fees consist of the management fee paid to Paine & Partners for administrative and other support services and reimbursement of travel and other out-of-pocket costs incurred on our behalf. Also, payments to certain members of the board of directors are included. Advisory fees are recorded in Administrative expenses in the consolidated statements of operations.

(e)
Reorganization and restructuring charges consist of severance costs related to headcount reductions and reorganizations, consultation fees for legal entity restructurings and professional service costs for our registration statement filing with the SEC. Reorganization and restructuring charges are recorded in Administrative expenses in the consolidated statements of operations.

(f)
Upon becoming a public issuer, we are required to comply with certain provisions of the Sarbanes-Oxley Act ("SOX") beginning with our 2012 annual report. The amounts represent fees charged from independent accounting firms assisting with documentation of key processes and testing of internal controls. In 2013, we implemented SOX at our Lankhorst subsidiaries. Costs incurred related to SOX are recorded in Administrative expenses in the consolidated statements of operations.

(g)	As a result of the inventory optimization program, we recorded a charge of $3.0 million in Cost of Sales to adjust the inventory value to its net realizable value.

(h)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments are included for the 193 days ended July 11, 2012 and year ended December 31, 2011 as if the acquisition had been consummated on the first day of 2011 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization. Also, we adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage of completion accounting and start-up costs. Amounts were converted from euros to U.S. dollars using the average exchange rates for the respective periods. Amounts for the 193-day period ended July 11, 2012 and year ended December 31, 2011 were converted from euros to U.S. dollars using $1.00 to €0.7724 and $1.00 to €0.7185, respectively.

(i)
The Drumet acquisition closed on July 18, 2011. A pro forma adjustment is included for the 198 days ended July 17, 2011 as if the acquisition had been consummated on the first day of 2011. The amounts represent the net income of Drumet before deductions for interest, taxes, depreciation and amortization and are converted from Polish złotys to U.S. dollars using the average exchange rate for the respective period. The amount for the 198-day period ended July 17, 2011 was converted from Polish złotys to U.S. dollars using $1.00 to zł.3.0386.

LIQUIDITY AND CAPITAL RESOURCES
Overview
For the year ended December 31, 2013, we generated cash flow from operating activities of $55.2 million. During 2013, we implemented programs to increase cash flow generation, including reducing excess inventory, more focused collection efforts to shorten our days of sales outstanding and negotiating payment terms with our suppliers. Our inventory optimization program is designed to generate cash from the sale of inventory in the near term instead of holding the inventory for longer periods of time.  This program could lead to selling certain inventory at lower than normal prices or even below cost in some instances. We will continue this more disciplined approach to cash in 2014. Deleveraging remains a key priority and we will continue to apply excess cash towards our outstanding debt balances. We reduced our Net Debt $27.2 million during the year ended December 31, 2013.
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $35.0 million at December 31, 2013, cash and cash equivalents held in foreign countries were $32.5 million, of which $1.9 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $146.9 million at December 31, 2013. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and further restricted by certain covenants in our financing agreements. We had borrowed $32.0 million under the Revolving Loan Facility as of December 31, 2013.

Working capital management is our largest opportunity for cash generation. Days working capital has improved from 181 days at July 31, 2013 to 158 days at December 31, 2013. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased from $317.5 million as of December 31, 2012 to $300.6 million as of December 31, 2013. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of working capital to Adjusted Working Capital:

	December 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable	$148,564	$152,998
Inventories	228,245	247,559
Accounts payable	(76,181)	(83,086)
Adjusted Working Capital (Non-GAAP)	$300,628	$317,471
Plus: All other current assets	55,999	73,133
Less: All other current liabilities	(56,539)	(64,999)
Working capital (GAAP)	$300,088	$325,605

Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and available borrowing under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next 12 months. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011, respectively.

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows provided by (used in)
Operating activities	$55,151	$13,554	$10,653
Investing activities	(29,353)	(210,232)	(93,335)
Financing activities	(40,980)	214,599	56,956
Effect of exchange rates on cash and cash equivalents	925	3,660	(491)
Net increase (decrease) in cash and cash equivalents	$(14,257)	$21,581	$(26,217)
Cash and cash equivalents, beginning of year	49,244	27,663	53,880
Cash and cash equivalents, end of year	$34,987	$49,244	$27,663

Cash from Operating Activities

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(27,004)	$(18,174)	$(50,707)
Adjustments to reconcile net loss to net cash provided by operating activities	61,698	39,335	94,833
Changes in assets and liabilities	20,457	(7,607)	(33,473)
Net cash provided by operating activities	$55,151	$13,554	$10,653

The increase in cash flows from operating activities during 2013, as compared to 2012, was due primarily to management of working capital and an increase in cash earnings (net loss plus non-cash items), partially offset by an increase in interest paid of $9.1 million.

Cash from Investing Activities

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Capital expenditures	$(29,318)	$(41,422)	$(23,962)
Acquisition of business, net of cash acquired	—	(169,243)	(51,813)
Investments in non-consolidated affiliates	(35)	(3,136)	(17,560)
Other, net	—	3,569	—
Net cash used in investing activities	$(29,353)	$(210,232)	$(93,335)
Cash flows from investing activities consist primarily of capital expenditures and acquisitions. In comparison to 2013, we expect to invest approximately $5 to $10 million more on capital expenditures in 2014, primarily in emerging markets. As we have increased our return on investment thresholds for capital projects, we are making more strategic decisions about the capital we are investing. We plan to fund these capital projects with cash from operations and draws on our Revolving Loan Facility when necessary. In the past three years, we have completed two acquisitions. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business. In 2011, we contributed $15.0 million to the China JV as a capital contribution. Due to the substantial doubt of the China JV's ability to continue as a going concern, we have no current plans to make further capital contributions.

Cash from Financing Activities

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from issuance of long-term debt	$—	$414,150	$157,125
Debt issuance costs paid	(1,880)	(16,819)	(8,790)
Repayment of long-term debt	(20,824)	(164,439)	(134,580)
Net borrowings (repayments) under revolving credit agreements	(18,276)	5,580	44,696
Acquisition installment payments	—	(9,418)	—
Repurchase of common stock	—	(14,465)	—
Other, net	—	10	(1,495)
Net cash provided by (used in) financing activities	$(40,980)	$214,599	$56,956
Cash flows from financing activities result primarily from borrowings under our revolving credit facilities, offset by principal payments. In the past two years, we have issued debt to finance an acquisition and refinance existing debt. If economic conditions, business opportunities or other factors present themselves, we could refinance our debt. Excluding the repurchase of common stock in 2012, certain debt covenants restrict repurchase activity to $2.5 million each year. As of December 31, 2013, $15.7 million of principal payments on our debt are due in 2014 and we have no non-routine commitments to fund in 2014.

Sources of Financing
We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. Our debt financing at December 31, 2013 consisted primarily of long-term debt. Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding debt.

Net Debt was $845.3 million and $872.5 million at December 31, 2013 and December 31, 2012, respectively. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of total debt to Net Debt:

	December 31, 2013	December 31, 2012
	(in thousands)
Borrowings under Revolving Loan Facility	$32,000	$50,276
Short-term borrowings	—	1,594
Polish Debt due 2014	8,860	25,882
Term Loan due 2017	330,813	334,163
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	688	575
Capital lease obligations	3,333	6,045
Total debt at face value plus capital lease obligations (GAAP)	$883,194	$926,035
Less: Cash and cash equivalents	(34,987)	(49,244)
Less: Restricted cash	(2,887)	(4,254)
Net Debt (Non-GAAP)	$845,320	$872,537

Free Cash Flow	For the year ended December 31, 2013
(in thousands)
Net cash provided by operating activities (GAAP)	$55,151
Less: capital expenditures and other investing activities	(29,353)
Plus: effect of exchange rates on cash and cash equivalents	925
Plus: other items	494
Free Cash Flow (Non-GAAP)	$27,217
Free Cash Flow, a Non-GAAP Financial Measure, is defined as the change in Net Debt. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

Long-term Debt

A summary of material terms and conditions with regards to our borrowings is included below. For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report.

Revolving Loan Facility and Term Loan due 2017 – On July 12, 2012, we entered into a credit agreement (“Credit Agreement”) that provides for a $335.0 million senior secured term loan ("Term Loan due 2017") and a $145.0 million senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at a discount of $3.4 million or 1.00%. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly fixed principal payments of $837,500 and, if applicable, an annual excess cash flow payment as defined in the Credit Agreement.

Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor. In addition to paying interest on the outstanding principal balance under the Credit Agreement, we must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on our consolidated leverage. We must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The weighted average interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 4.95%, respectively, as of December 31, 2013.
The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, among other things and subject to certain significant exceptions: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires us to comply with certain financial ratio maintenance covenants, including a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default.

9.5% Senior Notes. On May 19, 2010, we issued $275.0 million aggregate principal amount of unsecured 9.5% Senior Notes due May 15, 2017 ("9.5% Senior Notes") at an original issue discount of $6.8 million, or 97.53%, of their aggregate principal amount under the indenture governing the 9.5% Senior Notes (the “Indenture”). On June 10, 2011, we issued an additional $150.0 million aggregate principal amount of 9.5% Senior Notes at a premium of $6.2 million, or 104.75%, of their aggregate principal amount under the same Indenture. Interest on the 9.5% Senior Notes is due semi-annually on May 15th and November 15th of each year. The Indenture contains various covenants including, but not limited to, limitations on: indebtedness, dividends and other capital distributions, sale of assets, transactions with affiliates, liens and issuances of preferred stock. The 9.5% Senior Notes are redeemable at our option, in whole or in part, at any time on or after May 15, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 – 102.375% and 2015 and thereafter – 100%. If, prior to May 15, 2014, a change of control occurs, we may repurchase the 9.5% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

11.75% Senior Notes – On July 12, 2012, we issued $82.5 million aggregate principal amount of 11.75% Senior Notes due May 15, 2017 ("11.75% Senior Notes") in a private placement pursuant to a Note Purchase Agreement. The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights, and accrue interest at 11.75% of the principal amount outstanding.

Debt Covenant Compliance
On July 1, 2013, we entered into a Second Amendment (the "Amendment") to the Credit Agreement. The Amendment, among other things, amended the Credit Agreement to update the Total Net Leverage Ratio financial covenant for fiscal quarters ending June 30, 2013 and thereafter to a Senior Secured Net Leverage Ratio financial covenant. The maximum Senior Secured Net Leverage Ratio was set at 3.50x of Acquisition Adjusted EBITDA, with more restricted step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. The Amendment also permits losses associated with the sale of certain inventory to be added back to Adjusted EBITDA on the condition that proceeds from such sales be swept quarterly to pay down the Term Loan due 2017.
As of December 31, 2013, we were in compliance with all restrictive and financial covenants associated with our borrowings, including the Senior Secured Net Leverage to Acquisition Adjusted EBITDA ratio. Per the calculation defined within the respective loan agreements, the senior secured net leverage to Acquisition Adjusted EBITDA ratio was 2.38x and our net leverage ratio was 5.92x at December 31, 2013.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases. We also maintain standby letters of credit for contract performance on certain sales contracts.
Contractual Obligations and Commitments
The following table provides information regarding our contractual obligations and commitments as of December 31, 2013. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rate in effect as of year end.
We believe we will be able to fund these obligations through cash generated from our operations, availability under our Revolving Loan Facility, refinancing or changes to our capital structure. Our ability to refinance or change our capital structure is dependent upon certain factors that are outside of management's control. There can be no assurance that we will be successful at any such efforts, if it were necessary to do so in order to meet these obligations. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	2014	2015	2016	2017	2018	Thereafter	Total
Obligations:	(in thousands)
Long-term debt (1)	$15,714	$3,582	$3,451	$857,013	$101	$—	$879,861
Interest on long-term debt (2)	71,376	71,175	68,588	27,659	—	—	238,798
Capital leases	1,146	1,945	278	148	133	272	3,922
Operating leases	7,003	5,698	3,512	1,472	854	2,611	21,150
Pension benefits	235	235	277	302	333	2,054	3,436
Total contractual obligations	$95,474	$82,635	$76,106	$886,594	$1,421	$4,937	$1,147,167

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

(2)
Amounts include contractual interest payments using the interest rates as of December 31, 2013 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.

Income Taxes - Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. At December 31, 2013, unrecognized tax benefits of $24.3 million, including interest and penalties, were classified on our consolidated balance sheet in Other non-current accrued liabilities and Non-current deferred income tax liabilities. We do not expect to make significant payments on these liabilities within the next year. For further information, refer to Note 13—“Income Taxes” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report.

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

Inventories Reserve—We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions, such as potential uses, likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If actual market conditions are less favorable than those we project, additional write-downs may be required. As of December 31, 2013, the estimated inventory write-downs for excess inventory and obsolescence for inventory on hand was $5.9 million or 2.5% of the gross inventory balance. During 2013, we recognized a charge of $3.0 million, in connection with our inventory optimization program.

Impairment of property, plant and equipment and finite-lived intangible assets—On a quarterly basis, we review our long-lived asset groups for indicators, such as, a significant decrease in the market price of an asset group, a significant adverse change in the manner in which we are using an asset group, or its physical condition. For purposes of this test, we group long-lived assets at the lowest level of identifiable cash flows, which we have determined to be our key manufacturing locations or combinations thereof. The recoverability of the carrying value is tested by estimating the undiscounted future cash flows anticipated to be generated by the particular asset(s) being tested for impairment. The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, we may record impairment charges, resulting in lower profits.

Impairment of goodwill and intangible assets—For our annual testing period of October 1st, we performed either step 0 or step 1 of the two-step goodwill test for our reporting units as existed on October 1st. We used a discounted cash flow analysis utilizing Level 3 inputs, a guideline public company market approach, and a comparable transaction market approach to determine the fair value of the reporting units.  Quantitative factors considered included, but were not limited to, assumptions about future revenue and cost growth rates, discount rates, and the amount of future capital expenditures. As a result of the 2013 assessment, we concluded that the fair values of each of our reporting units exceeded their carrying amounts by a significant margin.  Subsequent to October 1st, we realigned our internal reporting and related responsibilities and as a result, changed from two operating segments to one operating segment. As a result of this change, we changed from eleven reporting units to one reporting unit and have reallocated our goodwill accordingly. If future anticipated cash flows from our reporting unit do not materialize as expected, we may record impairment charges, resulting in lower profits.

In the third quarter of 2013, we began implementing a new branding strategy in which certain brands would no longer be used.  This was considered a triggering event, and a quantitative interim impairment assessment relative to these trade names was conducted as of August 31, 2013. We used the relief from royalty method to determine the fair value of the brands. Quantitative factors considered for the 2013 brand name impairment assessment included, but were not limited to: revenue projections, growth rates, royalty rates, discount rates, and tax rates.  As a result of this interim assessment, it was determined that the fair value of these assets, given effect to the branding changes, exceeded their carrying amounts and accordingly, no impairment charge was recorded.  The results of the indefinite-lived intangible assets impairment test showed an excess of fair value to book value of approximately $46 million.  For our annual testing period of October 1st, we updated, where applicable, the assumptions utilized in our interim impairment test and concluded the fair value of these trade names exceeded their carrying value.

Valuation of intangibles associated with business combinations—We are required to estimate the fair value and useful lives of assets acquired and liabilities assumed, including intangible assets, in a business combination. Under the income approach valuation technique, we primarily use variations of the discounted cash flow method, such as the relief from royalty method and excess earnings method to value intangibles. Judgment used in the valuation of intangible assets can include the cash flows that an asset is expected to generate per management’s projections, royalty rates, growth rates, customer attrition rates, obsolescence curve rates, present value factors, tax shield benefit factors, the weighted average cost of capital and discount rates. We believe that the assumptions made are comparable to those that market participants would use in making estimates of fair value. Additionally, determining the expected life of an intangible asset requires management’s judgment and is based on the evaluation of various factors, including the competitive environment and customer history. We have determined our trade names to have indefinite lives because we plan to use these names into perpetuity. If actual results are not consistent with our estimates, we may be exposed to impairment charges.

Income taxes—We are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we record accruals for items that we believe may be challenged by these taxing authorities. The total amount of unrecognized tax benefits as of December 31, 2013 was $24.3 million, including accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $19.5 million would affect income tax expense and our related effective tax rate. The accounting estimate for valuation allowances against deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Management uses historical experience and short and long-range business forecasts to develop such estimates. In jurisdictions where there is a three year historical cumulative book loss, management does not rely on future book income projections to determine if a deferred tax asset will be realized because this is considered to be a significant piece of negative evidence. For these jurisdictions, only the future reversals of existing temporary differences, as well as tax planning strategies that would be implemented, if necessary, are considered to determine if deferred tax assets will be realized. In 2013, we concluded it was necessary to maintain a valuation allowance of $35.6 million on $67.0 million of deferred tax assets due to not expecting to realize the tax benefits arising from losses in the U.S and Portugal and interest deductions in the U.S. The gross deferred tax assets generated in 2013 primarily related to limitations on interest deductions in the U.S. and losses recognized in the U.S. and Portugal. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue may require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report for information relative to recent accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential economic loss arising from adverse changes in market factors. Our exposure to financial market risks results primarily from fluctuations in commodity prices, interest rates and foreign currency exchange rates. We normally do not use derivative financial instruments to hedge these exposures (except as described below), nor do we use derivatives for trading purposes.

Commodity Price Risk. In our manufacturing operations, we rely heavily on certain raw materials (principally rod, polymers and synthetic fibers) and energy sources (principally electricity, natural gas and propane). We are exposed to changes in the prices of these raw materials and energy sources due to, among other things, fluctuations in foreign and domestic production capacity, availability, consumption and foreign currency exchange rates. Our raw material and energy costs are unpredictable and subject to a variety of factors outside our control. We monitor the cost of our raw materials and pass along price increases and decreases accordingly. We have not entered into any commodity contracts to manage the exposure on forecasted purchases of raw materials.

Interest Rate Risk. Variable-rate indebtedness totaled $362.8 million at December 31, 2013. Our Term Loan due 2017 and Revolving Loan Facility contain variable rate debt, which accrues interest based on target interest indexes (LIBOR) subject to certain floors, plus an applicable spread as set forth in the Credit Agreement. Our variable rate debt may be sensitive to fluctuations in interest rates. In our present condition, a hypothetical 10% increase in LIBOR would not result in any additional interest expense on our Term Loan due 2017 balance as the current variable rate would still be below the 1.25% LIBOR floor. Also, a hypothetical 10% increase in LIBOR on our borrowings under the Revolving Loan Facility would not have a material impact on interest expense considering outstanding amount at December 31, 2013. Actual changes in interest rates may differ from hypothetical changes.

Foreign Currency Exchange Rate Risk. The consolidated financial statements are prepared in U.S. dollars.  The assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations, primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, Polish złoty and Mexican peso. At December 31, 2013, we had intercompany loans that required remeasurement in the aggregate amount of $473.1 million. For the year ended December 31, 2013, we recognized unrealized foreign currency exchange gains of $13.8 million on these intercompany loans. A hypothetical 10% change in the U.S. dollar to the euro exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $47.4 million. A hypothetical 10% change in the U.S. dollar to the Polish złoty exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $7.0 million. A hypothetical 10% change in the U.S. dollar to the Mexican peso exchange rate would result in an increase or decrease in the foreign currency exchange gain of approximately $9.8 million. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid.
From time to time, as market conditions indicate, we will enter into foreign currency contracts to manage the risks associated with anticipated future transactions and current balance sheet positions that are in currencies other than the functional currencies of our operations. At December 31, 2013, there we no open foreign currency contracts.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
WireCo WorldGroup (Cayman) Inc.:
We have audited the accompanying consolidated balance sheets of WireCo WorldGroup (Cayman) Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WireCo WorldGroup (Cayman) Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri
March 10, 2014

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,987	$49,244
Restricted cash	2,887	4,254
Accounts receivable, net	148,564	152,998
Other receivables	7,196	5,923
Inventories, net	228,245	247,559
Current deferred income tax assets	5,468	5,128
Prepaid expenses and other current assets	5,461	8,584
Total current assets	$432,808	$473,690
Property, plant and equipment, net	366,338	372,461
Intangible assets, net	150,287	162,876
Goodwill	198,329	197,437
Investments in non-consolidated affiliates	2,786	2,768
Deferred financing fees, net	22,702	27,923
Non-current deferred income tax assets	8,078	121
Other non-current assets	17,887	12,984
Total assets	$1,199,215	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$1,594
Current maturities of long-term debt	14,933	20,653
Interest payable	6,731	6,576
Accounts payable	76,181	83,086
Accrued compensation and benefits	17,873	16,697
Current deferred income tax liabilities	742	411
Other current accrued liabilities	16,260	19,068
Total current liabilities	$132,720	$148,085
Long-term debt, excluding current maturities	862,492	893,217
Non-current deferred income tax liabilities	75,763	65,291
Other non-current accrued liabilities	32,007	31,655
Total liabilities	$1,102,982	$1,138,248
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,053,174 and 2,004,005 shares issued and outstanding, respectively, at December 31, 2013 and 2012	$21	$21
Additional paid-in capital	225,106	219,137
Accumulated other comprehensive loss	(18,527)	(24,028)
Accumulated deficit	(94,809)	(68,350)
Treasury stock, at cost; 49,169 shares at December 31, 2013 and 2012	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$97,326	$112,315
Non-controlling interests	(1,093)	(303)
Total stockholders’ equity	$96,233	$112,012
Total liabilities and stockholders’ equity	$1,199,215	$1,250,260
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Years ended December 31,
	2013	2012	2011
Net sales	$821,055	$742,689	$604,927
Cost of sales	(622,306)	(578,934)	(446,354)
Gross profit	198,749	163,755	158,573
Other operating expenses:
Selling expenses	(41,661)	(32,527)	(26,067)
Administrative expenses	(88,598)	(71,267)	(62,330)
Amortization expense	(17,072)	(14,766)	(13,167)
Total other operating expenses	(147,331)	(118,560)	(101,564)
Operating income	51,418	45,195	57,009
Other income (expense):
Interest expense, net	(80,830)	(64,842)	(51,063)
Equity in loss of non-consolidated affiliates, net	(131)	(3,525)	(33,015)
Foreign currency exchange gains (losses), net	13,584	20,170	(12,445)
Loss on extinguishment of debt	—	(2,358)	(5,654)
Other income (expense), net	(504)	1,063	(523)
Total other expense, net	(67,881)	(49,492)	(102,700)
Loss before income taxes	(16,463)	(4,297)	(45,691)
Income tax expense	(10,541)	(13,877)	(5,016)
Net loss	(27,004)	(18,174)	(50,707)
Less: Net loss attributable to non-controlling interests	(545)	(2,710)	(1,142)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(26,459)	$(15,464)	$(49,565)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2013	2012	2011
Net loss	$(27,004)	$(18,174)	$(50,707)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,838	10,963	(17,620)
Pension benefits	(582)	136	(1,047)
Total other comprehensive income (loss)	$5,256	$11,099	$(18,667)
Comprehensive loss	(21,748)	(7,075)	(69,374)
Less: Comprehensive loss attributable to non-controlling interests	(790)	(2,521)	(251)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(20,958)	$(4,554)	$(69,123)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	WireCo WorldGroup (Cayman) Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
Balance, December 31, 2010	$20	$213,083	$(15,976)	$(3,321)	$—	$193,806	$1,263	$195,069
Share-based compensation	—	3,841	—	—	—	3,841	—	3,841
Other comprehensive loss	—	—	(18,416)	—	—	(18,416)	(251)	(18,667)
Net loss	—	—	—	(49,565)	—	(49,565)	(1,142)	(50,707)
Balance, December 31, 2011	$20	$216,924	$(34,392)	$(52,886)	$—	$129,666	$(130)	$129,536
Increase in non-controlling interests from business acquisition	—	—	—	—	—	—	2,385	2,385
Purchase of non-controlling interest	—	—	—	—	—	—	(535)	(535)
Common stock issued related to exchange rights (1)	1	47	(546)	—	—	(498)	498	—
Repurchase of common stock	—	—	—	—	(14,465)	(14,465)	—	(14,465)
Exercise of stock options	—	700	—	—	—	700	—	700
Share-based compensation	—	1,466	—	—	—	1,466	—	1,466
Other comprehensive income	—	—	10,910	—	—	10,910	189	11,099
Net loss	—	—	—	(15,464)	—	(15,464)	(2,710)	(18,174)
Balance, December 31, 2012	$21	$219,137	$(24,028)	$(68,350)	$(14,465)	$112,315	$(303)	$112,012
Share-based compensation	—	5,969	—	—	—	5,969	—	5,969
Other comprehensive income (loss)	—	—	5,501	—	—	5,501	(245)	5,256
Net loss	—	—	—	(26,459)	—	(26,459)	(545)	(27,004)
Balance, December 31, 2013	$21	$225,106	$(18,527)	$(94,809)	$(14,465)	$97,326	$(1,093)	$96,233

(1) For additional details on this transaction, refer to Note 10—“Stockholders' Equity”

The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(27,004)	$(18,174)	$(50,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,534	47,493	39,224
Amortization of debt issuance costs, discounts and premium	9,026	7,931	6,271
Loss on extinguishment of debt	—	2,358	5,654
Equity in loss of non-consolidated affiliates, net	131	3,525	33,015
Shared-based compensation	5,969	1,466	3,841
Other items	1,879	(893)	185
Unrealized foreign currency exchange losses (gains), net	(13,764)	(28,085)	11,866
Provision for deferred income taxes	(77)	5,540	(5,223)
Changes in assets and liabilities, net of business acquired and disposed:
Accounts receivable	8,320	9,935	(14,811)
Inventories	24,987	12,361	(32,752)
Prepaids and other assets	(821)	(3,194)	4,368
Interest payable	143	(212)	2,613
Accounts payable	(9,019)	(19,531)	10,790
Other accrued liabilities	(3,153)	(6,966)	(3,681)
Net cash provided by operating activities	$55,151	$13,554	$10,653
Cash flows from investing activities:
Capital expenditures	(29,318)	(41,422)	(23,962)
Acquisition of business, net of cash acquired	—	(169,243)	(51,813)
Investments in non-consolidated affiliates	(35)	(3,136)	(17,560)
Proceeds from sale of business	—	3,569	—
Net cash used in investing activities	$(29,353)	$(210,232)	$(93,335)
Cash flows from financing activities:
Principal payments on long-term debt	(20,824)	(5,971)	(1,766)
Proceeds from issuance of long-term debt	—	414,150	157,125
Debt issuance costs paid	(1,880)	(16,819)	(8,790)
Retirement of long-term debt	—	(158,468)	(132,814)
Amendment fees paid to third-parties	—	—	(1,495)
Net borrowings (repayments) under former revolving credit agreements	—	(44,696)	44,696
Borrowings under current Revolving Loan Facility	158,130	181,016	—
Repayments under current Revolving Loan Facility	(176,406)	(130,740)	—
Acquisition installment payments	—	(9,418)	—
Purchase of non-controlling interest	—	(690)	—
Repurchase of common stock	—	(14,465)	—
Proceeds from exercise of stock options	—	700	—
Net cash provided by (used in) financing activities	$(40,980)	$214,599	$56,956
Effect of exchange rates on cash and cash equivalents	925	3,660	(491)
Increase (decrease) in cash and cash equivalents	$(14,257)	$21,581	$(26,217)
Cash and cash equivalents, beginning of year	49,244	27,663	53,880
Cash and cash equivalents, end of year	$34,987	$49,244	$27,663
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$72,046	$60,589	$43,462
Cash paid for income taxes, net of refunds	8,042	8,733	12,454
Debt and capital leases assumed from business acquired	—	62,660	38,393
Acquisition installments	—	—	10,639
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data)

(1) Organization and Description of the Business
The financial information included in this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., the indirect parent of WireCo WorldGroup Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest (the “Company”). WireCo WorldGroup (Cayman) Inc., an exempted company incorporated under the laws of the Cayman Islands, is a holding company. The Company is a global manufacturer of both steel and synthetic rope, specialty wire and engineered products serving a diverse range of end markets, including, but not limited to, industrial/infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. The Company has manufacturing locations in North America, South America and Europe. Also, the Company participates in joint ventures with facilities located in Spain, Greece, India and China.

(2) Summary of Significant Accounting Policies
(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including entities which are not wholly-owned, but which the Company has control. Non-controlling interests are representative of current and former management members owning 3.3% of the outstanding, non-voting shares of WireCo WorldGroup US Holdings, Inc. ("US Holdings"), an indirect subsidiary of the Company, and a 20.0% investment in Lankhorst Euronete - Indústria e Comércio Itda, an indirect subsidiary of the Company, in Brazil. Non-controlling interests are presented as a component of the consolidated statements of operations, comprehensive loss and stockholders' equity for the periods presented. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).
(b)Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenue and expenses. Actual results could differ from those estimates.
(c)Comparability of Prior Year Financial Data due to Immaterial Corrections of Errors
Prior to 2012, the Company had not capitalized interest on construction in progress for property, plant and equipment at the Company’s Mexican subsidiaries. In 2012, the Company recorded an entry that decreased interest expense (decreasing net loss and reducing accumulated deficit) and increased the cost of property, plant and equipment $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously reported periods. The adjustment is reflected in Other items as a reconciling item in the consolidated statement of cash flows for the year ended December 31, 2012.
During the fourth quarter of 2012, the Company corrected an error in the calculation of the valuation allowance required for deferred tax assets, resulting in an increase to income tax expense (increasing net loss and accumulated deficit) of $2,100, of which $200 and $1,900 related to 2011 and 2010, respectively. These errors were not material to the current and any previously reported periods.
(d)Cash, Cash Equivalents and Restricted Cash
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
The Company maintains restricted cash deposits to support product performance guarantees issued to certain customers. These restricted cash deposits are included in a separate financial statement line item in the consolidated balance sheets.
(e)Accounts Receivable, net
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance is based on the specific identification of receivables the Company considers at risk, and for all other receivables, management considers historical losses, current aging of receivables and existing economic conditions. Account balances are written off against the allowance when it becomes evident that collection will not occur.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Below is a rollforward of the allowance for doubtful accounts for the periods indicated:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$3,119	$2,012	$2,196
Charged to operations	395	1,718	483
Deductions from reserve	(170)	(692)	(566)
Effect of exchange rate changes	114	81	(101)
Balance at end of year	$3,458	$3,119	$2,012
(f)Inventories, net
Inventories are stated at the lower of cost or market, determined using the first-in, first-out (“FIFO”) method, net of reserves for excess, slow-moving and obsolete inventory. Inventory costs include raw materials, labor and allocated manufacturing overhead.
(g)Property, Plant and Equipment, net
Property, plant and equipment are stated at historical cost, less accumulated depreciation. Additions and improvements that extend the lives of assets or significantly increase capacity are capitalized, while expenditures for minor tools and equipment and repairs and maintenance are expensed as incurred. The Company capitalizes interest on qualified construction projects.
Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Asset category	Useful life
Buildings and improvements	10	-	40 years
Machinery and equipment	5	-	20 years
Capitalized software	2	-	7 years
Furniture, fixtures and office equipment	2	-	5 years
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
(h)Finite-lived Intangible Assets, net
Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Asset category	Useful life
Customer relationships	5	-	20 years
Patented and unpatented technology	5	-	20 years
Other	7 years
Finite-lived intangible assets are evaluated for impairment in accordance with the Company’s policy for long-lived assets as discussed above for property, plant and equipment.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(i)Indefinite-lived Intangible Assets and Goodwill
Indefinite-lived intangible assets and goodwill recognized in connection with business combinations are not amortized. The Company reviews the carrying value of indefinite-lived intangible assets and goodwill annually on October 1st, or upon the occurrence of events or changes in circumstances that indicate that the carrying value of the goodwill or intangible assets may not be recoverable. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of the intangible asset/reporting unit is less than its carrying amount. If an election is made not to perform the qualitative assessment or the qualitative assessment indicates it is more likely than not that the fair value of the intangible asset/reporting unit is less than the carrying amount, the Company is required to calculate the fair value of the intangible asset/reporting unit. For goodwill, if the fair value of the reporting unit is less than its carrying value, an indication of impairment exists for the reporting unit and the entity must perform step two of the goodwill impairment test. An impairment loss is recognized for any excess of the carrying amount over the implied fair value.
(j)Investments in Non-consolidated Affiliates
The equity method of accounting is used for all entities in which the Company has significant influence, but not a controlling interest. Investments are initially recorded at cost, but are subsequently adjusted to recognize the Company's share of the earnings or losses and changes in capital. The Company reviews the investments for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the fair value of the investment. The Company also evaluates less-than-majority-owned investments for consolidation pursuant to consolidation and variable interest entity guidance.
(k)Debt Issuance Costs
For revolving credit agreements, all costs are capitalized and amortized using the straight-line method over the term of the debt instrument as additional interest expense. All fees associated with the incurrence of other indebtedness are capitalized and amortized using the effective interest method over the term of the debt instrument. For non-substantial debt modifications to debt agreements other than revolving credit agreements, only fees paid directly to the lender are capitalized and amortized using the effective interest method over the term of the debt as additional interest expense. Third-party fees associated with non-substantial debt modifications (i.e. attorney fees) are expensed as incurred in either Administrative expenses or Loss on Extinguishment of Debt in the consolidated statements of operations, depending on the facts and circumstances. Original debt issuance discounts are recorded as a direct deduction from the face amount of the debt and amortized using the effective-interest method over the term of the debt instrument as additional interest expense. Premiums are recorded as an accretion to the face amount of the debt and amortized using the effective-interest method over the term as a reduction to interest expense.
(l)Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Inputs used to measure fair value are within a hierarchy consisting of three levels. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs represent unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs represent unobservable inputs for the asset or liability.
(m)Revenue Recognition
The majority of revenues from the sale of inventories are recognized when the inventories are shipped and the customer takes ownership and assumes the risk of loss, collection of the revenue is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. An allowance for sales returns is recorded as a reduction to revenue. The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain long-term synthetic rope manufacturing contracts.
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(n)Share-based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and recognized on a straight-line basis over the vesting period in which the awards are earned. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. The Company's stock price as of the grant date is the fair value of the restricted stock. The incremental compensation cost related to an award modification, which is calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model, is recognized immediately. Share-based compensation expense previously recognized is reversed when the employee fails to provide the requisite service and forfeits awards. The Company adjusts the expense when actual forfeitures are different from the Company's estimates.
(o)Pension Obligations
The Company provides defined benefit pension plans to certain active and former employees. Determination of pension obligations is based on assumptions, such as discount rates and rate of increase in compensation levels, made by management in consultation with independent actuaries. Any translational asset/liability, prior service cost/credit or actuarial gain/loss is recognized in other comprehensive income (loss) and expensed in future periods. As of December 31, 2013 and 2012, the fair value of pension plan assets in aggregate was $3,065 and $2,934, respectively, and the fair value of projected benefit obligations in aggregate was $6,889 and $7,360, respectively. As a result, the plans were underfunded by approximately $3,824 and $4,426 at December 31, 2013 and 2012, respectively, and were recorded as a net liability in the consolidated balance sheets.
(p)Income Taxes
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
(q)Research and Development Costs
Research and development costs are charged to Administrative expenses as incurred and totaled $4,001, $3,051 and $2,194 in 2013, 2012 and 2011, respectively.
(r)Foreign Currency Translation and Transactions
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period. Translation adjustments are included in other comprehensive income (loss).
Gains and losses on the Company's intercompany loans are included in Foreign currency exchange gains (losses), net in the consolidated statements of operations due to their short-term nature. All other gains and losses on foreign currency transactions are also included in that line item. To minimize the exposure to foreign currency fluctuations, forward contracts are entered into from time to time to hedge specific transactions. Upon cash settlement of two foreign currency forward contracts during 2012, the Company realized a $7,314 foreign currency exchange loss in the statement of operations. None of the Company’s derivative financial instruments were designated as hedging instruments. Accordingly, the gains and losses associated with the change in the fair value of the instruments are recorded to earnings in the period of change.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(s)New Accounting Pronouncements Issued During 2013
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to eliminate diversity in practice. ASU 2013-11 requires the netting of unrecognized tax benefits against all same-jurisdiction deferred tax assets for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This new guidance is effective prospectively for annual reporting periods beginning after December 15, 2013 and interim periods therein, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

(3) Acquisitions
Lankhorst
On July 12, 2012, the Company acquired 100% of the outstanding shares of Royal Lankhorst Euronete Group B.V. (“Lankhorst”). Lankhorst is a manufacturer of primarily synthetic rope, yarns and engineered products with manufacturing operations, including joint ventures, in Portugal, the Netherlands, Germany, France, Brazil, India and Greece. The acquisition of Lankhorst significantly expanded the Company's manufacturing capacity of synthetic ropes, provided technical product expertise and research and development capabilities and continued to diversify the Company’s products, geographic areas and end markets. Total consideration for this transaction was $231,585, net of cash acquired, using the exchange rate in effect on July 12, 2012. The Company paid cash of $169,243 and assumed debt of $62,342.
The acquisition was accounted for as a non-taxable purchase transaction and, accordingly, the identifiable intangible assets and goodwill were non-deductible for tax purposes. The allocation of the purchase price was as follows:

Working capital, net of cash acquired	$71,788
Property, plant and equipment	104,654
Investments in non-consolidated affiliates	2,625
Intangible assets (1)	60,060
Goodwill (2)	25,355
Other non-current liabilities, net	(692)
Deferred income tax liabilities, net	(29,820)
Assumed debt	(62,342)
Non-controlling interests	(2,385)
Net assets acquired	$169,243

(1)
The identifiable intangible assets acquired consist of two trade names, Lankhorst Ropes® and Euronete™, valued at $30,811, in-process research and development of $330, customer relationships of $21,757 and developed technology of $7,162. The trade names are classified as indefinite-lived intangibles and therefore, are not amortized. Amortization of the in-process research and development intangible will occur upon completion of the projects. The customer relationships are being amortized on a straight-line basis over the weighted-average amortization period of 9 years (estimated useful lives ranging from 5 to 20 years). The developed technology is being amortized on a straight-line basis over the weighted-average amortization period of 12 years (patent lives ranging from 7 to 18 years).

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
On October 12, 2012, we acquired the remaining 40% of Lankhorst Euronete Australia PTY LTD, a joint venture located in Australia, for cash consideration of $661 Australian dollars (USD equivalent of $690) and assumed debt of $305 Australian dollars (USD equivalent of $318). Previously, this subsidiary was consolidated with the portion not owned by the Company reflected as non-controlling interests. On November 12, 2012, the Company disposed of Lankhorst's yachting division for €2,750 (USD equivalent of $3,569) and recognized a loss on disposal of €264 (USD equivalent of $382).

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and Lankhorst as though the business had been acquired as of January 1, 2012. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period, or that may result in the future.

Year ended December 31,
2012
(unaudited)
Net sales	$863,742
Net loss	(16,432)
The net loss pro forma amount above reflects adjustments, net of related income tax effects, for amortization of the inventory fair value step-up, depreciation on property, plant and equipment, amortization of intangible assets and interest on acquisition-related borrowings. Direct acquisition costs are not included in the pro forma results as they have no continuing impact on operations.

Drumet
On July 18, 2011, the Company acquired 100% of the outstanding shares of Drumet Liny I Druty Sp Z O.O. (“Drumet”). Total consideration for this transaction was approximately $100,845, net of cash acquired. The Company paid cash of $51,813 at closing and $10,639 in acquisition installments during the year ended December 31, 2012, and assumed debt consisting of non-interest bearing debt and certain machinery and equipment leases with an estimated fair value of approximately $38,393.
The allocation of the purchase price was as follows:

Working capital, net of cash acquired	$26,953
Property, plant and equipment	57,353
Intangible assets (1)	13,965
Other non-current assets	11,044
Other non-current liabilities	(2,865)
Deferred income tax liabilities, net	(5,605)
Assumed debt	(38,393)
Net assets acquired	$62,452

(1)
The identifiable intangible assets acquired consist of the trade name of $9,485 and customer relationships of $4,480. The trade name intangible asset has an indefinite life and therefore, is not amortized. The customer relationship intangible asset is being amortized on a straight-line basis over its estimated useful life of 12 years.

Operating results of Drumet are included in the consolidated statements of operations since the date of acquisition. The Company expensed $4,983 of direct acquisition costs associated with this acquisition in Administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

(4) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	December 31, 2013	December 31, 2012
Raw materials	$74,486	$82,558
Work in process	18,612	22,906
Finished goods, net	135,147	142,095
Inventories, net	$228,245	$247,559

During 2013, the Company adjusted certain inventory to its net realizable value in connection with the Company’s inventory optimization program.  As a result, the Company recognized a charge of $2,970, which is included in Cost of sales in the consolidated statement of operations for the year ended December 31, 2013.

(5) Property, Plant and Equipment, net
The components of property, plant and equipment were as follows as of the dates indicated:

	December 31, 2013	December 31, 2012
Land	$54,422	$54,326
Buildings and improvements	127,466	123,986
Machinery and equipment	288,117	261,561
Capitalized software	24,254	14,843
Furniture, fixtures and office equipment	13,254	10,687
Construction in progress	22,075	26,179
Property, plant and equipment	529,588	491,582
Less: Accumulated depreciation	(163,250)	(119,121)
Property, plant and equipment, net	$366,338	$372,461
Depreciation expense was $41,462, $32,727 and $26,057 for the years ended December 31, 2013, 2012 and 2011, respectively. Depending on the nature and use of the asset, depreciation expense is recorded in Cost of sales, Selling expenses and Administrative expenses in the consolidated statements of operations.

92

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(6) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	December 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$132,397	$(82,569)	$49,828	$130,433	$(67,382)	$63,051
Patented and unpatented technology	24,320	(9,508)	14,812	23,792	(7,760)	16,032
Other	7,193	(6,966)	227	7,002	(6,226)	776
Total finite-lived intangible assets	$163,910	$(99,043)	$64,867	$161,227	$(81,368)	$79,859

Amortization of intangible assets was $17,072, $14,766 and $13,167 for the years ended December 31, 2013, 2012 and 2011, respectively. Using the exchange rates in effect at year end, estimated amortization of finite-lived intangible assets as of December 31, 2013 was as follows:

2014	$11,012
2015	10,416
2016	10,163
2017	8,221
2018	4,122
Thereafter	20,933
Total	$64,867

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of December 31, 2013 and 2012 were $85,420 and $83,017, respectively.
The changes in the carrying value of goodwill were as follows as of the dates indicated:

December 31, 2011	$168,831
Goodwill resulting from acquisition	25,355
Foreign currency translation	3,251
December 31, 2012	$197,437
Foreign currency translation	892
December 31, 2013	$198,329

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(7) Investments in Non-consolidated Affiliates
Investments in Non-consolidated Affiliates is comprised of the Company's interests in the partially-owned affiliates described in the table below:

Name	Ownership percentage	Location
WISCO WireCo Wire Rope Co., Ltd. (the "China JV")	65%	China
Lankhorst Euronete Espana SA	50%	Spain
Lankhorst Euronete India Private Limited	50%	India
Eurorope Performance Rope Producers SA	50%	Greece
These investments are accounted for using the equity method. Based on certain financial information, the China JV was the only non-consolidated affiliate considered a significant subsidiary for the year ended December 31, 2011. The China JV's unaudited financial statements for 2013 and 2012 are included in exhibit 99.2 and the China JV's audited financial statements for 2011 are incorporated herein by reference.
The China JV qualifies as a variable interest entity, but the Company is not the primary beneficiary as the minority rights granted by the joint venture agreement represent substantive participation rights that preclude the Company’s ability to effectively control the joint venture’s principal business activities. Such substantive participation rights include selecting, terminating and setting the compensation of management and determining and amending financial budgets. During 2011, the Company contributed $15,000 in exchange for an increase in the Company's ownership interest in the China JV from 51% to 65%.
The investment in the China JV was $0 at December 31, 2013 and 2012. The Company discontinued applying the equity method effective in January 2012 and will not record any activity until the China JV subsequently reports sufficient net income to cover the net losses not recognized during the period the equity method was suspended. The Company’s share in the losses of the investment was $18,054 for the year ended December 31, 2011. Also, the Company recorded an other than temporary impairment charge of $6,646 for the year ended December 31, 2011, which was included in Equity in loss of non-consolidated affiliates, net. As of December 31, 2013, the Company has no additional exposure to loss as a result of its involvement with the China JV. Due to the continued losses and reduced liquidity, there is substantial doubt as to the China JV’s ability to continue as a going concern. The Company does not guarantee the debts of the China JV in whole or in part.
During 2012 and preceding years, the Company made advances to the China JV. These advances to the China JV related primarily to professional services and capital expenditures the Company paid on behalf of the China JV and travel expenses of Company employees assisting with training, engineering and other matters. For the years ended December 31, 2012 and 2011, the Company fully reserved $3,466 and $8,315, respectively, against these advances, which was recorded in Equity in loss of non-consolidated affiliates, net in the statements of operations. Management determined it probable that the Company will be unable to collect all amounts due according to the original terms of the advances.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(8) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	December 31, 2013	December 31, 2012
Borrowings under the Revolving Loan Facility	$32,000	$50,276
Polish Debt due 2014	8,860	25,882
Term Loan due 2017	330,813	334,163
9.5% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	688	575
Total debt at face value	$879,861	$918,396
Less: Unamortized discount, net	(2,436)	(4,526)
Less: Current maturities of long-term debt	(14,933)	(20,653)
Total long-term debt	$862,492	$893,217
Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of December 31, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. Certain of the Company's debt agreements contain cross default provisions whereby the default of any agreement will result in the default of all agreements.

Polish Debt due 2014
With the acquisition of Drumet on July 18, 2011, the Company assumed long-term debt with a face value of zł.91,700 and €1,100 (equivalent of $33,864 at closing) (“Polish Debt”). The Polish Debt bears no interest and requires varied installment payments each calendar year end until December 31, 2014, the maturity date. The Company estimated the fair value of this non-interest bearing debt on the date of acquisition to be zł.74,998 and €897 (equivalent of $27,692 at closing) using an effective interest rate of 10.00%. The discounted value of the Polish Debt is accreted to the face value of the debt through interest expense.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335,000 senior secured term loan (“Term Loan due 2017”) and a $145,000 senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at an original issue discount of 1.00% or $3,350. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly fixed principal payments of approximately $838 and, if applicable, an annual excess cash flow payment as defined in the Credit Agreement. The Company accrued $3,360 under the excess cash flow calculation at December 31, 2013, which is classified in Current maturities on long-term debt in the consolidated balance sheet.
On July 1, 2013, the Company entered into a second amendment (the “Amendment”) to the Credit Agreement. The Amendment, among other things, amended the Credit Agreement to (i) update the total net leverage ratio financial covenant for fiscal quarters ending June 30, 2013 and thereafter to a senior secured net leverage ratio financial covenant and (ii) modify certain defined terms used in the calculation of the Company's financial covenants. The senior secured net leverage ratio was set at 3.50x with proposed step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. During 2013, the Company paid $1,880 in debt issuance costs in connection with this Amendment that are being amortized to interest expense over the term of the debt instrument.
Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%.  A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25%

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

floor.  In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The weighted average interest rate on the Term Loan due 2017 and Revolving Loan Facility was 6.00% and 4.95%, respectively, as of December 31, 2013. The Company’s availability under the Revolving Loan Facility was $111,872 at December 31, 2013. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and further restricted by certain covenants in the Company's financing agreements. Outstanding letters of credit were $1,128 at December 31, 2013. Cash flows under the Revolving Loan Facility are presented gross based on the terms of the arrangement.
The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, but not limited to: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement requires the Company to comply with certain financial ratio maintenance covenants, including a senior secured net leverage ratio and a minimum consolidated interest coverage ratio. The Credit Agreement also contains customary affirmative covenants and events of default.

9.5% Senior Notes due 2017
On May 19, 2010, the Company issued $275,000 aggregate principal amount of unsecured 9.5% Senior Notes due May 15, 2017 ("9.5% Senior Notes") at an original issue discount of $6,795, or 97.53%, of their principal amount under the indenture governing the 9.5% Senior Notes (the “Indenture”). On June 10, 2011, the Company issued an additional $150,000 aggregate principal amount of unsecured 9.5% Senior Notes at a premium of $6,236, or 104.75%, of their aggregate principal amount under the Indenture. Interest on the 9.5% Senior Notes is due semi-annually on May 15th and November 15th of each year. The effective interest rate on the aggregate principal amount of 9.5% Senior Notes, including debt issuance costs, is 10.39%. Special interest of $1,396 pursuant to the registration rights agreement is reflected in the consolidated statement of operations for the year ended December 31, 2011.
The 9.5% Senior Notes are redeemable at the Company’s option, in whole or in part, at any time on or after May 15, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 – 102.375% and 2015 and thereafter – 100%. Additionally, the holders of the 9.5% Senior Notes have the right to put the 9.5% Senior Notes to the Company at 101% of their principal amount plus accrued and unpaid interest in the event the Company has a change of control.
The Indenture contains various covenants including, but not limited to, limitations on: indebtedness, dividends and other capital distributions, sale of assets, transactions with affiliates, liens and issuances of preferred stock. The 9.5% Senior Notes are senior unsecured obligations that rank equally in right of payment with all of the Company's existing and future senior debt and the 9.5% Senior Notes are senior to the Company's existing and future subordinated debt. The 9.5% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain other Company subsidiaries.

11.75% Senior Notes due 2017
On July 12, 2012, the Company issued $82,500 aggregate principal amount of 11.75% Senior Notes due May 15, 2017 (“11.75% Senior Notes”) in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”). The terms applicable to the 11.75% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing 9.5% Senior Notes, except that the 11.75% Senior Notes do not include registration rights, and accrue interest at 11.75% of the principal amount outstanding. Interest on the 11.75% Senior Notes is payable semiannually on May 15th and November 15th of each year. The Company may redeem the 11.75% Senior Notes, in whole or in part, at any time on or after May 15, 2013 at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 – 102.375% and 2015 and thereafter – 100%. If, prior to May 15, 2014, a change of control of the Company occurs, the Company may repurchase the 11.75% Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest. The 11.75% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by the same guarantors that guarantee the Company’s existing 9.5% Senior Notes.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Loss on Extinguishment of Debt
Concurrently with the issuance of the Term Loan due 2017 and 11.75% Senior Notes in 2012, the Company retired debt under its term loan with Deutsche Bank Trust Company America (“Term Loan due 2014”) and repaid indebtedness outstanding under all revolving credit agreements. Upon the retirement and termination of these credit facilities, the Company incurred a $2,358 loss on extinguishment of debt for unamortized debt issuance costs during the year ended December 31, 2012. In 2011, the Company wrote-off $4,159 of unamortized debt issuance costs associated with the pro rata portion of the Term Loan due 2014 that was extinguished. These costs combined with the $1,495 in amendment fees, which were expensed, resulted in a $5,654 loss on extinguishment of debt for the year ended December 31, 2011.
The Term Loan due 2014 required interest and fixed principal payments of $250 on a quarterly basis. The interest rate, based on a LIBOR floor, plus a spread, was 5.00% at December 31, 2011. The Company prepaid $132,814 of the outstanding Term Loan due 2014 balance in 2011. Cash flows under the revolving credit agreement with HSBC Bank USA, National Association, as amended ("Revolving Credit Agreement"), the CASAR Revolving Credit Agreement, and the revolving credit agreement with Deutsche Bank AG, London Branch and Goldman Sachs Bank USA (“Euro Facility”) were presented on a net basis based on the terms of the arrangements. The Company had borrowed $16,101 under the Revolving Credit Agreement as of December 31, 2011; the interest rate, based on LIBOR, was 4.00%. The Company had borrowed $28,595 under the Euro Facility as of December 31, 2011; the weighted average interest rate, based on Euribor plus a spread, was 5.58%.

Interest expense, net
Components of interest expense were as follows for the periods indicated:

	Years ended December 31,
	2013	2012	2011
Interest on long-term debt and revolvers	$73,420	$60,215	$43,663
Amortization of debt issuance costs, discounts and premium	9,026	7,931	6,271
Capitalized interest	(1,644)	(3,952)	(148)
Other	28	648	1,277
Interest expense, net	$80,830	$64,842	$51,063

Security for Borrowings

Respective borrowings secured by(1):
	United States /Canada /Cayman Islands / Mexico /Germany /Luxembourg		Poland
Borrowings:	A/R and Inventory	All Other Assets	A/R and Inventory	All Other Assets
Senior Secured Credit Facilities	first-priority lien	first-priority lien	first-priority lien	first-priority lien (except second- priority lien on certain PP&E)
Polish Debt				first-priority lien on certain PP&E(2)

(1)	Assets at the Company's Portuguese and Dutch subsidiaries are not secured under any of the Company's borrowings.

(2)	The collateral is being released gradually with the payment of each installment on the Polish Debt, first personal property and then real estate.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Future Principal Payments on Long-Term Debt
The aggregate minimum principal payments required on the Company’s long-term debt as of December 31, 2013 were as follows:

2014	$15,714
2015	3,582
2016	3,451
2017	857,013
2018	101
Thereafter	—
Total	$879,861

(9) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Polish Debt due 2014. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2013 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$32,000	$32,000
Term Loan due 2017	328,553	334,534
9.5% Senior Notes due 2017	425,605	439,918
11.75% Senior Notes due 2017	82,500	82,500
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

(10) Stockholders' Equity
On August 17, 2012, certain members of management exchanged 36,817 non-voting shares in U.S. Holdings for shares in the Company at an exchange ratio of 1 to 1 pursuant to the Stockholders Agreement dated February 8, 2007. As a result, the Company's indirect ownership interest in U.S. Holdings increased from 95.2% to 97.6% and the non-controlling interest percentage decreased from 4.8% to 2.4%. For the shares exchanged, the Company issued 36,817 shares of common stock at par value and recorded additional paid-in capital for the difference between the value of U.S. Holdings' shares and the par value of the Company's stock. A return of capital from U.S. Holdings to its parent in November 2012 increased the non-controlling interest percentage to 3.3%.
The Company repurchased 49,169 shares of common stock, including 36,817 of the newly issued shares, in 2012 from members of management and a director at a fair value of $294.18 per share for a total cost of $14,465. All shares repurchased were recorded as treasury stock at cost on the consolidated balance sheet and resulted in a reduction of stockholders' equity.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(11) Share-based Compensation
The Company maintains the 2008 Long Term Incentive Plan (the "Plan") pursuant to which the Company may grant up to 563,216 shares of common stock pursuant to non-qualified stock options and restricted stock to directors, officers and key employees. There were 62,500 options available for future grants under the Plan at December 31, 2013.

(a)	Service-based Stock Options
Service-based stock option awards vest over a service period of up to three or five years (most five years) from date of grant, with 33.3% and 20%, respectively, vesting each year, and have a contractual term of ten years. The vesting of the stock options partially accelerate upon certain "liquidity events" as defined is the Option Award Agreement and certain terminations of employment in connection with such liquidity events.
The fair value of the 2013, 2012 and 2011 stock options were estimated on the date of grant using a Black-Scholes option-pricing model. The assumptions used in the model are noted in the following table.

	2013	2012	2011
Expected volatility (1)	45.47% - 45.81%	45.00%	46.00%
Risk-free interest rate (2)	1.70% - 1.86%	0.94%	3.00%
Expected term of the option (years) (3)	6.0 - 6.5	6.5	6.5
Expected dividend yield	—%	—%	—%
Grant-date fair value	116.30 - 120.72	$132.65	$130.20

(1)	Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.

(2)	Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.

(3)	Based on the expected term considering vesting and contractual terms.

Stock option activity during the periods indicated was as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2012	387,648	$144.81
Granted	143,000	255.90
Forfeited	(48,678)	289.22
Outstanding at December 31, 2013	481,970	$163.19	5.6
Vested and expected to vest as of December 31, 2013	481,970	163.19	5.6
Exercisable at December 31, 2013	314,970	113.54	3.6

The total intrinsic value of options exercised in 2012 was $755. Cash received from option exercises in 2012 was $700.
The Company recorded share-based compensation expense of $5,528, $1,466 and $3,841 related to outstanding options for the years ended December 31, 2013, 2012 and 2011, respectively, in Administrative expenses in the consolidated statements of operations. The share-based compensation expense recognized in 2013 includes an incremental compensation cost of $2,635 associated with modified vested awards. The expected term of certain stock option awards were modified in accordance with various separation agreements executed in conjunction with the Company's organizational restructuring. The term was extended from 90 days post-separation to the remaining contractual life of the awards.
At December 31, 2013, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock options that remains to be expensed was $17,277, with the weighted average remaining years to vest of approximately 3.15 years.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(b)	Performance Conditions
In conjunction with the CEO's employment agreement executed in 2013, a special bonus may be awarded upon a change in control. The special bonus ranges from an amount equal to the product of 30,000 and the per share price associated with the closing (the “Deal Share Price”) (if the deal occurs within the first year of his employment), the product of 20,000 and the Deal Share Price (if the deal occurs within the second year of his employment), and the product of 10,000 and the Deal Share Price (if the deal occurs within the third year of his employment). The award is payable in the same proportion of cash and/or equity consideration received by the controlling shareholders of the Company in connection with the change in control. The Company will not begin accruing any compensation cost until a liquidity event occurs.
In conjunction with the organizational restructuring in 2013, 73,276 performance-based stock options were forfeited, leaving 0 performance-based stock options outstanding at December 31, 2013.

(c)    Restricted Stock
In 2013, the Company granted 13,800 shares of restricted stock that cliff vest after a four-year service period. If a change in control occurs, all unvested shares of restricted stock will immediately vest. The fair value of the shares granted was $255.90 per share. The Company recorded $441 of compensation expense related to outstanding shares of restricted stock during 2013.
At December 31, 2013, total unrecognized compensation cost related to the unvested portion of the Company's restricted stock that remains to be expensed was $3,090, with the weighted average remaining years to vest of approximately 3.5 years.

(12) Restructuring
During 2013, the Company underwent an organizational restructuring, which included among other positions, a change in its chief executive officer, chief operating officer and chief financial officer. Additionally, the Company reduced headcount at certain manufacturing facilities as a result of lower than expected sales volume and initiatives to maintain a competitive cost structure. As a result of these actions, the Company recorded employee termination benefits of $7,304 in Administrative expenses in the consolidated statement of operations for the year ended December 31, 2013. The accrual balance was included in Other current liabilities on the consolidated balance sheet at December 31, 2013.
During 2011, the Company implemented a workforce reduction plan at certain European manufacturing facilities to increase operating efficiencies and realize synergies. Additionally, the Company closed two distribution centers due to a consolidation and reorganization of the Company’s distribution network. As a result of these restructuring activities, the Company recorded employee termination benefits and other associated costs of $2,832 in Administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.
A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2010	$—
Restructuring charges incurred in 2011	2,832
Payments made in 2011	(538)
Balance at December 31, 2011	$2,294
Restructuring charges incurred in 2012	—
Payments made in 2012	(2,294)
Balance at December 31, 2012	$—
Restructuring charges incurred in 2013	7,304
Payments made in 2013	(4,492)
Balance at December 31, 2013	$2,812

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(13) Income Taxes
The provision for income taxes is based on loss before income taxes as follows:

	2013	2012	2011
U.S. operations	$(47,166)	$(49,558)	$(46,758)
Foreign operations	30,703	45,261	1,067
Loss before income taxes	$(16,463)	$(4,297)	$(45,691)

For the years ended December 31, 2013, 2012 and 2011, the components of income tax expense consisted of the following:

	2013	2012	2011
Current:
U.S. federal	$194	$2,338	$(1,600)
State and local	(231)	(449)	(298)
Foreign jurisdictions	(10,581)	(10,226)	(8,341)
Total current expense	$(10,618)	$(8,337)	$(10,239)
Deferred:
U.S. federal	$(271)	$(5,147)	$4,263
State and local	462	340	680
Foreign jurisdictions	(114)	(733)	280
Total deferred benefit (expense)	$77	$(5,540)	$5,223
Income tax expense	$(10,541)	$(13,877)	$(5,016)
Income taxes attributable to the loss before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	2013	2012	2011
Computed “expected” tax benefit	$5,598	$1,461	$15,535
State income taxes, net	363	44	484
Foreign tax rate differential	(435)	18,593	(2,288)
Permanent differences	1,903	(30,285)	(6,140)
Net decreases (increases) in reserves for uncertain tax positions	(3,631)	1,786	104
Change in deferred tax asset valuation allowance	(13,334)	(4,571)	(13,045)
Other, net	(1,005)	(905)	334
Income tax expense	$(10,541)	$(13,877)	$(5,016)
The foreign tax rate differential reflects the impact of the difference in the tax rates in the jurisdictions that the Company operates compared to the U.S. federal income tax rate. The permanent differences are primarily composed of a variety of differences to compute taxable income in the domestic, Mexican, and European tax jurisdictions. Uncertain tax positions and valuation allowances are discussed elsewhere in the footnote.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Disallowed interest carryforward	$28,611	$26,039
Domestic net operating loss carryforwards	9,427	8,278
Foreign net operating loss carryforwards	3,859	3,079
Foreign tax credits and alternative minimum tax carryforwards	3,525	3,871
Foreign tax on net assets to be recovered	3,157	3,282
Inventories	3,199	3,025
Share-based compensation	7,196	5,644
Reserve on advances to non-consolidated affiliates	3,943	4,031
Other deductible temporary differences	4,087	2,714
Total gross deferred tax assets	$67,004	$59,963
Less: Valuation allowance	(35,629)	(22,656)
Net deferred tax assets	$31,375	$37,307
Deferred tax liabilities:
Property, plant and equipment	$(33,344)	$(35,845)
Intangible assets	(49,395)	(52,258)
Unrealized currency gains	(9,666)	(6,806)
Other taxable temporary differences	(1,929)	(2,851)
Total gross deferred tax liabilities	$(94,334)	$(97,760)
Net deferred tax liabilities	$(62,959)	$(60,453)

These amounts have been presented in the consolidated balance sheets as follows:

	December 31, 2013	December 31, 2012
Current deferred income tax assets	$5,468	$5,128
Non-current deferred income tax assets	8,078	121
Current deferred income tax liabilities	(742)	(411)
Non-current deferred income tax liabilities	(75,763)	(65,291)
Net deferred income tax liabilities	$(62,959)	$(60,453)
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
The Company recorded a valuation allowance of $35,629 and $22,656 at December 31, 2013 and 2012, respectively, against certain deferred tax assets primarily related to tax credits generated from Mexican subsidiaries, foreign tax credits, interest expense deductions in the U.S., and net operating losses in the U.S. and various countries. Management believes that the recoverability of a portion of certain acquired and generated deferred tax assets is not more likely than not because the ultimate realization of the deferred tax asset is mainly dependent on the availability of future taxable income in the U.S. and other countries, and the ability of the U.S. entities to utilize foreign tax credits. The ultimate amount of deferred tax assets realized could be materially different from that recorded, as impacted by changes in federal or foreign income tax laws and upon the generation of future taxable income to enable the Company to realize the related tax assets particularly the Company’s deferred tax asset for disallowed interest given the Company’s borrowing structure and anticipated future interest expense.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

The U.S. companies generated excess foreign tax credits of $954, which may only be utilized to offset U.S. taxes imposed on foreign source income. At December 31, 2013 and 2012, the Company had domestic net operating loss carryforwards, without the impact of adopting guidance on accounting for uncertainty in income taxes in accordance with Accounting Standards Codification ("ASC") ASC 740-10-25, of $38,969 and $22,539, respectively. These losses may be carried forward and will begin to expire if unutilized beginning in 2029. At December 31, 2013 and 2012, the Company had net operating loss carryforwards for various foreign countries of approximately $16,183 and $26,537, respectively. Of the net operating loss carryforwards at December 31, 2013, $13,221 will expire beginning 2015 through 2023 and the remaining can be carried forward indefinitely.
At December 31, 2013, the Company has not provided tax on cumulative undistributed earnings of foreign subsidiaries, with the exception of Peru and Canada, because it is the Company’s intention to reinvest these earnings indefinitely. These earnings relate to ongoing operations and, at December 31, 2013, were approximately $175,033. If earnings were distributed, the Company would be subject to income taxes and withholding taxes payable to various governments. It is impractical to determine the taxes due at this time. The taxes provided on the cumulative undistributed earnings of Peru and Canada are not significant.
In accordance with ASC 740, the Company is required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns, and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities.
The following table summarizes the Company’s reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of period	$19,108	$18,021	$14,461
Increases based on current year tax positions	1,547	—	235
Increases for prior years’ tax positions	4,419	3,791	8,078
Decreases for prior years’ tax positions	(2,923)	(2,704)	(4,753)
Balance at end of period	$22,151	$19,108	$18,021
The net amount of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would favorably impact the Company's effective tax rate was $19,460, $17,862 and $18,454, respectively. The amount of the net increase included in tax expense is $3,631 in 2013. Tax expense for 2013, 2012 and 2011 reflects accrued interest and penalties related to uncertain tax positions of $(406), $235 and $335, respectively. The total accrued interest and penalties included on the consolidated balance sheets at December 31, 2013 and 2012 was $2,107 and $2,431, respectively.
It is reasonably possible that the amount of gross unrecognized tax benefits could increase or decrease over the next 12 months. However, it is not possible to reasonably estimate the effect on unrecognized tax benefits at this time.

(14) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. The Company paid management fees of $3,160, $2,800 and $2,300 for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to these fees, the Company paid fees of $2,200 and $1,000 during 2012 and 2011, respectively, associated with Paine & Partners' services related to the Lankhorst and Drumet acquisitions. During 2013, the Company reimbursed Paine & Partners $569 for its related expenses, such as travel, consultation and other. All Paine & Partners' fees were recorded in Administrative expenses in the consolidated statements of operations.
During 2012, there were equity transactions between the Company, members of management and a director. For further discussion of these equity transactions, refer to Note 10—“Stockholders' Equity”.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(15) Commitments and Contingencies
Commitments
The Company leases certain warehouses, sales offices, machinery and equipment, and transportation equipment under non-cancellable capital and operating leases with varying expiration dates. Capital leases generally have 3 to 5 year terms, with one or more renewal options. Operating leases generally have 1 to 10 year terms, with one or more renewal options. Rent expense under operating leases was $8,153, $7,048 and $5,216 for the years ended December 31, 2013, 2012 and 2011, respectively.
Using the exchange rates in effect at year end, future minimum lease payments at December 31, 2013 were as follows:

	Capital leases	Operating leases
2014	$1,146	$7,003
2015	1,945	5,698
2016	278	3,512
2017	148	1,472
2018	133	854
Thereafter	272	2,611
Total	$3,922	$21,150
Less: Interest portion	(589)
Present value of future minimum lease payments	$3,333
The amounts payable in relation to the capital leases are recorded in the consolidated balance sheets in Other accrued liabilities (current and non-current captions).

Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with Accounting Standards Codification Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2013, the Company had accrued approximately $171 for certain outstanding legal proceedings.
If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At December 31, 2013, no legal proceedings met that criteria.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(16) Segment and Geographic Area Information

The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one global enterprise.  With a new chief operating decision maker ("CODM") in the latter half of 2013, the Company changed the way it assessed performance and allocated resources, which resulted in one operating and one reportable segment. The Company's CODM is its Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of making operating decisions and assessing financial performance. At this time, discrete financial information is not available by more than one operating segment. The Company's revenue by product line for the periods presented was as follows:

	Years ended December 31,
Product line revenue	2013		2012		2011
	($)	(%)	($)	(%)	($)	(%)
Rope	$606,276	74%	$549,590	74%	$477,892	79%
Specialty Wire	128,923	16%	148,538	20%	127,035	21%
Engineered Products	85,856	10%	44,561	6%	—	—%
	$821,055	100%	$742,689	100%	$604,927	100%

Enterprise-wide Disclosures and Concentration of Business

	Years ended December 31,
Net sales	2013	2012	2011
United States	$286,849	$320,977	$304,959
Mexico	67,857	91,826	94,312
Germany	84,275	86,562	105,975
Portugal	114,672	79,612	63,393
Poland	78,913	77,522	36,288
The Netherlands	135,609	66,611	—
Other countries	52,880	19,579	—
Total net sales	$821,055	$742,689	$604,927

Net sales by geographical area are based on the location of the facility producing the sales. Other than the U.S., Portugal and the Netherlands, no other foreign country accounted for more than 10% of the Company's net sales. No single customer accounted for more than 10% of net sales in 2013, 2012 or 2011.

	As of December 31,
Long-lived assets	2013	2012	2011
United States	$228,492	$243,957	$255,748
Mexico	80,600	85,232	74,684
Germany	57,962	57,459	57,834
Portugal	171,390	164,121	67,754
Poland	63,358	63,002	58,730
The Netherlands	92,765	96,784	—
Other countries	20,387	22,219	—
Total long-lived assets	$714,954	$732,774	$514,750

Long-lived assets by geographical area are based on the location of the Company's facilities. Long-lived assets consist of property, plant and equipment, net of depreciation, intangible assets and goodwill.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(17) Condensed Consolidating Financial Statements
Guarantees of the 9.5% Senior Notes
The Company has registered 9.5% Senior Notes, which are unsecured obligations of WireCo WorldGroup Inc. These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. Certain entities controlled by the Company (collectively referred to as the “Guarantor Subsidiaries”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantor Subsidiaries” column are 100% owned directly or indirectly by the Company. Certain subsidiaries with locations primarily located in the Netherlands, Brazil and France do not guarantee the debt (collectively referred to as the “Non-Guarantor Subsidiaries”). The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.  There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. The total stockholders' equity presentation under the parent, guarantor and elimination columns was adjusted to reflect equity method accounting for accumulated other comprehensive income (loss) and comprehensive income (loss). During 2013, Lankhorst Touwfabrieken B.V., Lankhorst Recycling Deutschland GmbH and Royal Lankhorst Euronete Group B.V., all indirect subsidiaries of the Company, became guarantors. These changes in the guarantor pool have been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Condensed Consolidating Balance Sheets

	December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53	$2,564	$11,798	$20,572	$—	$34,987
Restricted cash	—	—	2,887	—	—	2,887
Accounts receivable, net	—	38,891	87,234	22,439	—	148,564
Intercompany accounts receivable	20,871	53,444	131,716	(55)	(205,976)	—
Other receivables	—	—	1,428	(266)	6,034	7,196
Inventories, net	—	79,017	121,913	27,315	—	228,245
Current deferred income tax assets	—	3,139	2,185	144	—	5,468
Prepaid expenses and other current assets	—	2,218	2,588	655	—	5,461
Total current assets	$20,924	$179,273	$361,749	$70,804	$(199,942)	$432,808
Long-term intercompany notes receivable	—	477,637	4,827	—	(482,464)	—
Property, plant and equipment, net	—	59,065	258,580	48,693	—	366,338
Intangible assets, net	—	37,090	86,555	26,642	—	150,287
Goodwill	—	117,124	55,749	25,456	—	198,329
Investments in subsidiaries	83,430	—	125,767	—	(209,197)	—
Investments in non-consolidated affiliates	—	—	2,786	—	—	2,786
Deferred financing fees, net	—	22,702	—	—	—	22,702
Non-current deferred income tax assets	—	—	7,175	903	—	8,078
Other non-current assets	—	201	14,487	3,199	—	17,887
Total assets	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	—	6,710	8,223	—	—	14,933
Interest payable	—	6,604	124	3	—	6,731
Accounts payable	—	14,552	45,695	15,934	—	76,181
Accrued compensation and benefits	—	7,907	9,622	344	—	17,873
Intercompany accounts payable	1,412	84,495	49,713	4,418	(140,038)	—
Current deferred income tax liabilities	—	—	(33)	424	351	742
Other current accrued liabilities	9	1,886	351	74,085	(60,071)	16,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Total current liabilities	$1,421	$122,154	$113,695	$95,208	$(199,758)	$132,720
Long-term debt, excluding current maturities	—	861,948	544	—	—	862,492
Long-term intercompany notes payable	6,700	—	472,165	2,613	(481,478)	—
Non-current deferred income tax liabilities	—	6,717	56,670	12,376	—	75,763
Other non-current accrued liabilities	—	7,477	22,618	2,878	(966)	32,007
Total liabilities	$8,121	$998,296	$665,692	$113,075	$(682,202)	$1,102,982
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	97,326	(105,204)	253,076	60,215	(208,087)	97,326
Non-controlling interests	(1,093)	—	(1,093)	2,407	(1,314)	(1,093)
Total stockholders’ equity	$96,233	$(105,204)	$251,983	$62,622	$(209,401)	$96,233
Total liabilities and stockholders’ equity	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

	December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34	$2,867	$26,980	$19,363	$—	$49,244
Restricted cash	—	—	4,254	—	—	4,254
Accounts receivable, net	—	46,449	80,957	25,592	—	152,998
Intercompany accounts receivable	17,145	47,156	49,717	—	(114,018)	—
Short-term intercompany notes receivable	—	3,163	—	—	(3,163)	—
Other receivables	—	—	5,056	867	—	5,923
Inventories, net	—	97,057	127,022	32,282	(8,802)	247,559
Current deferred income tax assets	—	3,240	1,888	—	—	5,128
Prepaid expenses and other current assets	—	2,163	5,620	801	—	8,584
Total current assets	$17,179	$202,095	$301,494	$78,905	$(125,983)	$473,690
Long-term intercompany notes receivable	—	485,185	4,618	—	(489,803)	—
Property, plant and equipment, net	—	65,158	253,800	53,503	—	372,461
Intangible assets, net	—	42,818	92,897	27,161	—	162,876
Goodwill	—	117,855	54,752	24,830	—	197,437
Investment in subsidiaries	102,558	—	170,145	—	(272,703)	—
Investments in non-consolidated affiliates	—	—	2,768	—	—	2,768
Deferred financing fees, net	—	27,923	—	—	—	27,923
Non-current deferred income tax assets	—	—	2	119	—	121
Other non-current assets	—	177	12,807	—	—	12,984
Total assets	$119,737	$941,211	$893,283	$184,518	$(888,489)	$1,250,260
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$—	$—	$1,594	$—	$1,594
Current maturities of long-term debt	—	3,350	17,303	—	—	20,653
Interest payable	—	6,471	101	4	—	6,576
Accounts payable	—	14,829	47,467	20,790	—	83,086
Accrued compensation and benefits	—	4,687	9,195	2,815	—	16,697
Intercompany accounts payable	1,025	57,790	50,297	2,239	(111,351)	—
Short-term intercompany notes payable	—	—	7,304	—	(7,304)	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Current deferred income tax liabilities	—	—	(113)	524	—	411
Other current accrued liabilities	—	3,609	10,119	1,428	3,912	19,068
Total current liabilities	$1,025	$90,736	$141,673	$29,394	$(114,743)	$148,085
Long-term debt, excluding current maturities	—	886,383	6,834	—	—	893,217
Long-term intercompany notes payable	6,700	—	477,114	2,043	(485,857)	—
Non-current deferred income tax liabilities	—	7,010	45,089	13,192	—	65,291
Other non-current accrued liabilities	—	7,508	21,825	(1,812)	4,134	31,655
Total liabilities	$7,725	$991,637	$692,535	$42,817	$(596,466)	$1,138,248
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	112,315	(50,426)	201,051	140,096	(290,721)	112,315
Non-controlling interests	(303)	—	(303)	1,605	(1,302)	(303)
Total stockholders’ equity	$112,012	$(50,426)	$200,748	$141,701	$(292,023)	$112,012
Total liabilities and stockholders’ equity	$119,737	$941,211	$893,283	$184,518	$(888,489)	$1,250,260

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$290,366	$495,994	$150,249	$(115,554)	$821,055
Cost of sales	—	(228,297)	(390,852)	(119,537)	116,380	(622,306)
Gross profit	—	62,069	105,142	30,712	826	198,749
Other operating expenses:
Selling expenses	—	(13,011)	(20,523)	(8,127)	—	(41,661)
Administrative expenses	(1,943)	(43,460)	(35,071)	(8,591)	467	(88,598)
Amortization expense	—	(5,728)	(9,705)	(1,639)	—	(17,072)
Total other operating expenses	(1,943)	(62,199)	(65,299)	(18,357)	467	(147,331)
Operating income (loss)	(1,943)	(130)	39,843	12,355	1,293	51,418
Other income (expense):
Interest expense, net	(410)	(44,228)	(36,129)	(63)	—	(80,830)
Equity in loss of non-consolidated affiliates, net	—	(26)	(105)	—	—	(131)
Equity losses from subsidiaries	(24,106)	—	(40,859)	—	64,965	—
Foreign currency exchange gains (losses), net	—	(806)	16,053	(1,663)	—	13,584
Other income (expense), net	—	(1,153)	1,956	(840)	(467)	(504)
Total other expense, net	(24,516)	(46,213)	(59,084)	(2,566)	64,498	(67,881)
Income (loss) before income taxes	(26,459)	(46,343)	(19,241)	9,789	65,791	(16,463)
Income tax expense	—	(719)	(7,745)	(1,849)	(228)	(10,541)
Net income (loss)	(26,459)	(47,062)	(26,986)	7,940	65,563	(27,004)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,575)	1,030	—	(545)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(26,459)	$(47,062)	$(25,411)	$6,910	$65,563	$(26,459)
Comprehensive income (loss)	$(21,748)	$(47,062)	$(21,730)	$24,574	$44,218	$(21,748)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$324,801	$455,492	$70,494	$(108,098)	$742,689
Cost of sales	—	(259,871)	(375,434)	(55,224)	111,595	(578,934)
Gross profit	—	64,930	80,058	15,270	3,497	163,755
Other operating expenses:
Selling expenses	—	(12,281)	(16,068)	(4,178)	—	(32,527)
Administrative expenses	(255)	(45,222)	(20,428)	(5,362)	—	(71,267)
Amortization expense	—	(5,728)	(7,987)	(1,051)	—	(14,766)
Total other operating expenses	(255)	(63,231)	(44,483)	(10,591)	—	(118,560)
Operating income (loss)	(255)	1,699	35,575	4,679	3,497	45,195
Other income (expense):
Interest expense, net	(130)	(39,697)	(24,824)	(191)	—	(64,842)
Equity in loss of non-consolidated affiliates, net	—	(3,466)	(59)	—	—	(3,525)
Equity losses from subsidiaries	(15,080)	(17,175)	(70,494)	(74)	102,823	—
Foreign currency exchange gains (losses), net	1	(6,694)	27,690	(827)	—	20,170
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	—	1,572	906	(962)	(453)	1,063
Other expense, net	(15,209)	(67,818)	(66,781)	(2,054)	102,370	(49,492)
Income (loss) before income taxes	(15,464)	(66,119)	(31,206)	2,625	105,867	(4,297)
Income tax benefit (expense)	—	369	(12,320)	(1,647)	(279)	(13,877)
Net income (loss)	(15,464)	(65,750)	(43,526)	978	105,588	(18,174)
Less: Net loss attributable to non-controlling interests	—	—	(2,498)	(212)	—	(2,710)
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	$(15,464)	$(65,750)	$(41,028)	$1,190	$105,588	$(15,464)
Comprehensive income (loss)	$(7,075)	$(65,750)	$(32,427)	$7,205	$90,972	$(7,075)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

	Year ended December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$310,483	$404,375	$—	$(109,931)	$604,927
Cost of sales	—	(244,925)	(305,750)	—	104,321	(446,354)
Gross profit	—	65,558	98,625	—	(5,610)	158,573
Other operating expenses:
Selling expenses	—	(9,907)	(16,160)	—	—	(26,067)
Administrative expenses	(244)	(45,182)	(15,810)	(1,094)	—	(62,330)
Amortization expense	—	(5,728)	(7,439)	—	—	(13,167)
Total other operating expenses	(244)	(60,817)	(39,409)	(1,094)	—	(101,564)
Operating income (loss)	(244)	4,741	59,216	(1,094)	(5,610)	57,009
Other income (expense):
Interest expense, net	—	(37,796)	(11,591)	(1,676)	—	(51,063)
Equity in loss of non-consolidated affiliates, net	—	(7,725)	(482)	(24,700)	(108)	(33,015)
Equity earnings (losses) from subsidiaries	(49,321)	17,308	(66,415)	—	98,428	—
Foreign currency exchange gains (losses), net	—	862	(13,307)	—	—	(12,445)
Loss on extinguishment of debt	—	(5,654)	—	—	—	(5,654)
Other income (expense), net	—	(552)	29	—	—	(523)
Total other expense, net	(49,321)	(33,557)	(91,766)	(26,376)	98,320	(102,700)
Loss before income taxes	(49,565)	(28,816)	(32,550)	(27,470)	92,710	(45,691)
Income tax benefit (expense)	—	3,045	(8,217)	—	156	(5,016)
Net loss	(49,565)	(25,771)	(40,767)	(27,470)	92,866	(50,707)
Less: Net loss attributable to non-controlling interests	—	—	(1,142)	—	—	(1,142)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(49,565)	$(25,771)	$(39,625)	$(27,470)	$92,866	$(49,565)
Comprehensive loss	$(69,374)	$(25,771)	$(59,434)	$(27,470)	$112,675	$(69,374)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by operating activities	$19	$17,790	$37,062	$280	$—	$55,151
Cash flows from investing activities:
Capital expenditures	—	(5,298)	(23,658)	(362)	—	(29,318)
Investments in non-consolidated affiliates	—	—	(35)	—	—	(35)
Intercompany dividends received	5,800	—	—	—	(5,800)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Net cash used in investing activities	—	(5,298)	(23,693)	(362)	—	(29,353)
Cash flows from financing activities:
Principal payments on long-term debt	—	(3,350)	(17,474)	—	—	(20,824)
Debt issuance costs paid	—	(1,880)	—	—	—	(1,880)
Increases (decreases) in intercompany notes	—	10,711	(10,326)	(385)	—	—
Borrowings under Revolving Loan Facility	—	158,130	—	—	—	158,130
Repayments under Revolving Loan Facility	—	(176,406)	—	—	—	(176,406)
Intercompany dividends paid	—	—	(5,800)	—	5,800	—
Capital contributions received, net	—	—	5,800	—	(5,800)	—
Net cash used in financing activities	—	(12,795)	(27,800)	(385)	—	(40,980)
Effect of exchange rates on cash and cash equivalents	—	—	(751)	1,676	—	925
Increase (decrease) in cash and cash equivalents	19	(303)	(15,182)	1,209	—	(14,257)
Cash and cash equivalents, beginning of period	34	2,867	26,980	19,363	—	49,244
Cash and cash equivalents, end of period	$53	$2,564	$11,798	$20,572	$—	$34,987

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,202)	$(53,696)	$55,850	$12,602	$—	$13,554
Cash flows from investing activities:
Capital expenditures	—	(8,604)	(29,936)	(2,882)	—	(41,422)
Acquisition of business, net of cash acquired	—	—	(169,243)	—	—	(169,243)
Investments in non-consolidated affiliates	—	(3,136)	—	—	—	(3,136)
Proceeds from sale of business	—	—	—	3,569	—	3,569
Proceeds from intercompany sales of subsidiaries	—	126,800	(126,800)	—	—	—
Intercompany dividends received	40,000	—	—	—	(40,000)	—
Investment in subsidiaries	(31,702)	(39,948)	71,650	—	—	—
Net cash provided by (used in) investing activities	8,298	75,112	(254,329)	687	(40,000)	(210,232)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,449)	(4,522)	—	—	(5,971)
Proceeds from issuance of long-term debt	—	414,150	—	—	—	414,150
Debt issuance costs paid	—	(16,819)	—	—	—	(16,819)
Retirement of long-term debt	—	(98,750)	(59,718)	—	—	(158,468)
Increases (decreases) in intercompany notes	6,700	(323,526)	311,017	5,809	—	—
Net repayments under former revolving credit agreements	—	(44,696)	—	—	—	(44,696)
Borrowings under Revolving Loan Facility	—	181,016	—	—	—	181,016
Repayments under Revolving Loan Facility	—	(130,740)	—	—	—	(130,740)
Acquisition installment payments	—	—	(9,418)	—	—	(9,418)
Purchase of non-controlling interest	—	—	(690)	—	—	(690)
Intercompany dividends paid	—	—	(40,000)	—	40,000	—
Repurchase of common stock	(14,465)	—	—	—	—	(14,465)
Proceeds from exercise of stock options	700	—	—	—	—	700

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

Net cash provided by (used in) financing activities	(7,065)	(20,814)	196,669	5,809	40,000	214,599
Effect of exchange rates on cash and cash equivalents	—	—	3,405	255	—	3,660
Increase in cash and cash equivalents	31	602	1,595	19,353	—	21,581
Cash and cash equivalents, beginning of period	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of period	$34	$2,867	$26,980	$19,363	$—	$49,244

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

	Year ended December 31, 2011
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$3	$(18,740)	$65,757	$(36,367)	$—	$10,653
Cash flows from investing activities:
Capital expenditures	—	(8,006)	(15,956)	—	—	(23,962)
Acquisition of business, net of cash acquired	—	—	(51,813)	—	—	(51,813)
Investments in non-consolidated affiliates	—	(2,560)	—	(15,000)	—	(17,560)
Capital contributions, net	—	—	(40,369)	40,369	—	—
Net cash provided by (used in) investing activities	—	(10,566)	(108,138)	25,369	—	(93,335)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,357)	(409)	—	—	(1,766)
Proceeds from issuance of long-term debt	—	157,125	—	—	—	157,125
Debt issuance costs paid	—	(8,790)	—	—	—	(8,790)
Retirement of long-term debt	—	(132,814)	—	—	—	(132,814)
Amendment fees paid to third-parties	—	(1,495)	—	—	—	(1,495)
Net borrowings under former revolving credit agreements	—	44,696	—	—	—	44,696
Increases (decreases) in intercompany notes	—	(61,275)	50,275	11,000	—	—
Net cash provided by (used in) financing activities	—	(3,910)	49,866	11,000	—	56,956
Effect of exchange rates on cash and cash equivalents	—	—	(491)	—	—	(491)
Increase (decrease) in cash and cash equivalents	3	(33,216)	6,994	2	—	(26,217)
Cash and cash equivalents, beginning of period	—	35,481	18,391	8	—	53,880
Cash and cash equivalents, end of period	$3	$2,265	$25,385	$10	$—	$27,663

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except per share data)

(18) Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly financial data for each quarter of 2013 and 2012:

2013	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
Net sales	$204,882		$203,777		$189,753	(1)	$222,643	(1)
Gross profit	51,879		48,381		43,863	(1)	54,626	(1)
Operating income	13,382		11,727		8,003	(1)	18,306	(1)
Net loss	(1,554)		(644)		(13,437)	(1)	(11,369)	(1)

2012	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
Net sales	$210,280		$200,786		$165,148		$166,475
Gross profit	45,764		37,881		40,718		39,392	(2)
Operating income	10,182		4,192		13,205		17,616	(2)
Net income (loss)	(7,955)	(4)	(6,308)	(3)	(12,621)	(3)	8,710	(2), (3)

(1)
The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, the Company determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs in such a manner and recorded an entry that decreased Net sales and Cost of sales (increasing net loss and accumulated deficit) $5,776 and $4,340, respectively, to correct the effects of this error. This error was not material to the current and any previously reported periods.

(2)
Prior to 2012, the Company had not capitalized interest on construction in progress for property, plant and equipment at the Company’s Mexican subsidiaries. In the first quarter of 2012, the Company recorded an entry that decreased interest expense (increasing net income and reducing accumulated deficit) and increased the cost of property, plant and equipment by $1,870 to correct the effects of previous errors resulting from the Mexican subsidiaries’ non-GAAP accounting policy. These errors were not material to the current and any previously reported periods.

(3)
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures provide reasonable assurance that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that, due to a material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective.
Notwithstanding the unremediated material weakness, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
As reported in the quarterly report on Form 10-Q for the period ended September 30, 2012 and as of the period ended December 31, 2012, the Company identified a material weakness in internal control over financial reporting in the areas of accounting for income taxes. Specifically, the Company did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance) and uncertain tax positions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 1992 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective due to the material weakness described above.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness, the Company continues to implement the following remedial actions with the oversight of the Audit Committee: (i) provide for additional time for tax preparation and review in the Company's closing process, (ii) identify additional cross-functional review procedures over the Company's income tax provision, deferred income taxes (net of required valuation allowance) and uncertain tax positions, and (iii) improve internal communications through planning meetings and status calls with the tax advisors, provision preparers, reviewers, and international component teams. Due to the departure of individuals within the Company's tax department, management has outsourced certain of the Company's corporate tax functions to external service providers given the complexity of operating in several global tax jurisdictions. The Company is finalizing its recruiting efforts to hire an experienced Vice President of Tax. The Company will then begin the process to fill its other open positions within its tax department.
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
Changes in Internal Control over Financial Reporting
Other than actions taken to remediate the material weakness discussed above, there was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Executive Officers
The following are the Registrant's executive officers as of March 1, 2014:
Christopher L. Ayers, 47, joined WireCo WorldGroup Inc. in July 2013 as President and Chief Executive Officer. Prior to that, Mr. Ayers served in various roles at Alcoa Inc. including, most recently Executive Vice President - President of Alcoa's Global Primary Products, where he oversaw the aluminum and alumina businesses, a more than $10 billion division with 39 global facilities and more than 20,000 employees.  He joined Alcoa Inc. in February 2010 as Vice President and Chief Operations Officer of Alcoa Cast, Forged and Extruded Products and was promoted to Chief Operations Officer of Global Primary Products in August 2010.  Prior to joining Alcoa Inc., Mr. Ayers was President of the Forgings Division of Precision Castparts Corporation (“PCC”) and President of PCC's Wyman Gordon Forgings and Special Metals businesses.  He has served as a director of WireCo WorldGroup Inc. since July 2013. Mr. Ayers currently serves as a director of Universal Stainless & Alloy Products, Inc. (USAP/NASDAQ), where he also serves as a member of the Audit and Compensation Committees.
Brian G. Block, 36, is the Senior Vice President and Chief Financial Officer, a position he has held since May 2013. He originally joined WireCo WorldGroup Inc. in July 2010 and served as Vice President and Senior Vice President of Strategic Analysis, where he was responsible for executing the Company's financing transactions and mergers and acquisitions. Prior to joining the Company, he was a director at Paine & Partners (previously Fox Paine & Company) for 8 years.  During his tenure, Mr. Block was an active member of multiple boards and held a financial operating position at ACMI Corporation, a portfolio company of Fox Paine & Company, and he also served on the Board of Directors of the Company during 2009. Prior to working at Paine & Partners, Mr. Block was an Associate at CIBC World Markets in the leveraged finance group.
José Gramaxo, 53, became Senior Vice President and Chief Commercial Officer for WireCo WorldGroup Inc. in April 2013. Mr. Gramaxo joined the Company in July 2012 as Senior Vice President of Global Synthetics after the acquisition of Lankhorst.  Mr. Gramaxo was President and Chief Executive Officer of Lankhorst from 2004 to 2012 and was also the President of the Netting Committee of the European Federation of the Rope and Netting Manufacturers from 1998 to 2008.
Adrian Holt, 45, joined WireCo WorldGroup Inc. in January 2014 as Senior Vice President and Chief Human Resources Officer. Mr. Holt previously served as Vice President of Corporate Human Resource Services with BASF Corporation since 2009, where he oversaw a 55-member human resource team across the United States, Mexico and Canada. During his career with BASF, he managed the Human Resource function of the Agricultural Chemicals business from 2007 to 2009 and served as the Human Resource and Legal Director and Deputy Managing Director for BASF’s Northern European region from 2003 to 2007.

Board of Directors
Through control of a majority of the shares, Paine & Partners Fund III and its affiliates have the power to control us and our affairs and policies, including the election of our directors and the appointment of our management team. Of WireCo WorldGroup Inc.'s Board of Directors, three members are partners of Paine & Partners and two members are operating directors of Paine & Partners.
The following are the Registrant's Board of Directors as of March 1, 2014:
John “Jack” Anton, 71, has been an Operating Director at Paine & Partners since 2005. Mr. Anton brings over 40 years of experience leading organizations and acting as an investor in the worldwide food, consumer products and specialty ingredients industries. Before joining the predecessor firm to Paine & Partners, he was a Senior Advisory Director with Fremont Partners, Chairman, Chief Executive Officer and co-owner of Ghirardelli Chocolate Company, and Chairman and co-owner of Carlin Foods. He is the current Chairman of the Board and has served as a director of WireCo WorldGroup Inc. since November 2010. Mr. Anton currently also serves on the board and the Audit Committee of Con-Way, Inc. (CNW/NYSE). He also currently serves on the board of Basic American Inc. and as Chairman of the Board of Sunrise Growers, both private companies. Mr. Anton's 35 years of experience in running businesses, as well as 11 years of managing portfolio companies, and his expertise in marketing, business development and cost management led the Board to conclude that Mr. Anton should serve as a director.
Troy W. Thacker, 41, is President and Chief Executive Officer of Total Safety U.S., Inc. Prior to joining Total Safety, Mr. Thacker was President and Chief Executive Officer of R360 Environmental Solutions, Inc. from July 2010 until May 2013 and a former founding partner of Paine & Partners. Mr. Thacker was employed at Paine & Partners from 2001 until July 2010. Prior to that he worked at various private equity investment firms, including Gryphon Investors, Inc. and SCF Partners, LTD. He has served as a director of WireCo WorldGroup Inc. since February 2007. Mr. Thacker's valuable financial and management experience, including serving as a chief executive officer, led the Board to conclude that Mr. Thacker should serve as a director.
W. Dexter Paine, III, 53, is a founding partner of Paine & Partners. In 1997, he co-founded the predecessor firm to Paine & Partners where he served as president from its inception until 2008. He has served as a director of WireCo WorldGroup Inc. since November 2010. Mr. Paine also currently serves as a member of the board of Cevian Capital, Scanbio Marine Group SA and Icicle Seafoods, Inc., all private companies, and as Chairman of the Board of the U.S. Ski and Snowboard Association, a private organization. His previous directorships include: a former member of the international board of directors of Right to Play and past Chairman of the Board and Emeritus Trustee of Holderness School and the Nueva School, all private organizations. Mr. Paine's valuable executive leadership experience and thorough understanding of strategic planning, business development and international operations led the Board to conclude that Mr. Paine should serve as a director.
Franklin Myers, 61, has served as a Senior Advisor of Quantum Energy Partners, a private equity firm for the global energy industry, since February 2013. From 2009 to 2012, he was an Operating Advisor with Paine & Partners. Prior to joining Paine & Partners, Mr. Myers served as Senior Advisor to Cameron International Corporation, among other positions during his tenure, including as Senior Vice President and Chief Financial Officer, President of Cameron's compression business and Senior Vice President and General Counsel. In addition, Mr. Myers served as Senior Vice President and General Counsel of Baker Hughes Incorporated and was a partner at Fulbright & Jaworski . He has served as a director of WireCo WorldGroup Inc. since March 2011. Mr. Myers also currently serves as a director of Ion Geophysical Corporation (IO/NYSE), Comfort Systems USA, Inc. (FIX/NYSE), Forum Energy Technologies Inc. (FET/NYSE) and Holly Frontier Corporation (HFC/NYSE). Mr. Myers Chairs the Audit Committee of Comfort Systems USA, Inc. (FIX/NYSE) and serves on the Audit Committee of Forum Energy Technologies Inc. (FET/NYSE). Mr. Myers' expertise in the areas of corporate law, financial, accounting and auditing matters, including experience as a chief financial officer, led the Board to conclude that Mr. Myers should serve as a director.
Dr. Stephan Kessel, 60, is an Operating Director at Paine & Partners. He has served in various positions at Continental AG, (including Executive Board member and Chief Executive Officer), and Investcorp International Ltd. as Advisory Director, where he was involved in several acquisitions and divestitures of portfolio companies. Dr. Kessel has served as a director of WireCo WorldGroup Inc. since March 2011. He currently also serves on the boards of Stablius Gmbh, MartinreaHonsel, and Eurodrip S.A., and is Chairman of the Board of Novem Beteiligungs Gmbh, all private companies. He was previously the Chairman of Gearbox S.a.r.l., Timepartner Gmbh, Armacell International Gmbh, Etimex Gmbh, Schefenacker Plc, and Global Safety Textiles, and he previously served as a director of Minimax Gmbh, WEPA SE, and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.), all private companies. Dr. Kessel's strong international industrial manufacturing focus and extensive previous board memberships led the Board to conclude that Dr. Kessel should serve as a director.

Andrew M. Freeman, 41, is a partner of Paine & Partners.  He joined the predecessor firm to Paine & Partners in 2005 as a director and was made a partner of Paine & Partners in 2010. Prior to that, Mr. Freeman was employed at Fremont Partners where he solicited, evaluated, structured, negotiated and harvested investments in a wide variety of companies. He has served as a director of WireCo WorldGroup Inc. since May 2013. Mr. Freeman also currently serves as a director of Scanbio Marine Group AS, Capital Z Asset Management, LLC, Eurodrip S.A. and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.), all private companies.  Mr. Freeman's experience in senior operating positions in investment banking, venture capital and private equity led the Board to conclude that Mr. Freeman should serve as a director.
Mitchell S. Presser, 49, was a founding partner of Paine & Partners, and is currently a Senior Advisor. Prior to joining Paine & Partners in November 2006, Mr. Presser was a partner at Wachtell, Lipton, Rosen & Katz, where he concentrated on mergers & acquisitions, private equity, leveraged buyouts, corporate governance and securities law matters. He has served as a director of WireCo WorldGroup Inc. since August 2013. Mr. Presser also currently serves as a director of Destination XL Group, Inc. (DXLG/NASDAQ), Capital Z Asset Management, LLC, and Eurodrip S.A. His previous directorships include: Icicle Seafoods, Inc., Sunrise Holdings (Delaware) Inc., and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.), all private companies. Mr. Presser's expertise in the areas of mergers and acquisitions, corporate governance and securities law led the Board to conclude that Mr. Presser should serve as a director.
Christopher L. Ayers, 47, is the President and Chief Executive Officer of WireCo WorldGroup Inc. Prior to that, Mr. Ayers served in various roles at Alcoa Inc. including, most recently Executive Vice President - President of Alcoa's Global Primary Products, where he oversaw the aluminum and alumina businesses, a more than $10 billion division with 39 global facilities and more than 20,000 employees.  He joined Alcoa Inc. in February 2010 as Vice President and Chief Operations Officer of Alcoa Cast, Forged and Extruded Products and was promoted to Chief Operations Officer of Global Primary Products in August 2010.  Prior to joining Alcoa Inc., Mr. Ayers was President of the Forgings Division of Precision Castparts Corporation (“PCC”) and President of PCC's Wyman Gordon Forgings and Special Metals businesses.  He has served as a director of WireCo WorldGroup Inc. since July 2013. Mr. Ayers currently serves as a director of Universal Stainless & Alloy Products, Inc. (USAP/NASDAQ), where he also serves as a member of the Audit and Compensation Committees. Mr. Ayers’ extensive knowledge of the industry and a detailed understanding of the Company’s operations led the Board to conclude that Mr. Ayers should serve as a director.

Committees
The WireCo WorldGroup (Cayman) Inc. Audit Committee and Compensation Committee serve as the Audit Committee and Compensation Committee for WireCo WorldGroup Inc. The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of our independent registered public accounting firm, overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The members of the Audit Committee are Messrs. Myers (Chairman), Anton and Freeman. Mr. Myers serves as an “Audit Committee financial expert” and is independent under the rules of the New York Stock Exchange.
The duties and responsibilities of the Compensation Committee include overseeing the compensation of our directors, officers and other employees, along with our overall compensation policies, strategies, plans and programs. The members of our Compensation Committee are Messrs. Paine (Chairman), Kessel and Freeman.
We currently have no nominating committee or other board committee performing an equivalent function. Currently, W. Dexter Paine, III, a member of our board of directors, selects the Company’s nominations to the board of directors. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our directors, officers and employees, including our executive officers. A copy of the Code can be found on our website at www.wirecoworldgroup.com through the "Compliance Policies" link. We will post any amendments to the Code, or waivers of the Code (to the extent applicable to our principal executive officer, principal financial officer, or principal accounting officer), on our website.

Item 11.    Executive Compensation
Summary Compensation Table
The table below sets forth information regarding the compensation for our named executive officers during fiscal year 2013. Information for fiscal year 2012 is presented only for those individuals who were also named executive officers for such fiscal year. In 2013, three individuals served as the Registrant's principal executive officer: Ira L. Glazer (1/1/13 - 4/11/13), Stephan Kessel (4/11/13 - 6/30/13) and Christopher L. Ayers (7/1/13-12/31/13).

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Stock awards(2) ($)	Option awards ($)		Non-equity incentive plan comp.(4) ($)	All other comp.(8) ($)	Total ($)
Christopher L. Ayers, President and Chief Executive Officer	2013	$500,000	$750,000	$3,531,420	$11,630,000	(2)	—	$20,182	$16,431,602

Stephan Kessel, Interim Chief Executive Officer (5)	2013	$371,363	$100,000	—	$116,300	(2)	—	—	$587,663

Ira L. Glazer,	2013	$291,667	—	—	$645,024	(3)	—	$1,507,970	$2,444,661
Former President and Chief Executive Officer	2012	$925,000	—	—	$3,395,840	(2)	—	—	$4,320,840

Eric V. Bruder,	2013	$526,667	—	—	$504,396	(3)	$278,159	$1,062,773	$2,371,995
Former Executive Vice President and Chief Operating Officer (6)	2012	$455,000	—	—	$1,528,128	(2)	$122,486	—	$2,105,614

José Gramaxo, Senior Vice President and Chief Commercial Officer (7)	2013	$453,667	—	—	—		$236,009	$140,522	$830,198

Brian G. Block, Senior Vice President and Chief Financial Officer	2013	$373,333	—	—	—		$176,812	$18,536	$568,681

(1)	Represents guaranteed bonuses paid per respective employment agreements. See the Compensatory Arrangements section below.

(2)
Represents the grant date fair value of restricted stock and/or option awards received during the respective period. A restricted stock share is valued at the market price of a share of stock on the date of grant. Refer to Note 11—“Share-based Compensation” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report for the relevant assumptions used to determine the valuation of our option awards.

(3)
Represents the incremental fair value of the award modifications. In conjunction with their respective separation agreements, the Company extended the exercise period of all vested options to acquire shares of WireCo WorldGroup (Cayman) Inc. through the tenth anniversary of the grant date (or the original date of expiration, if sooner). Refer to Note 11—“Share-based Compensation” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report for the relevant assumptions used to determine the valuation of our option awards.

(4)	Represents bonuses earned under the Management EBITDA Bonus Plan.

(5)
For his role as interim chief executive officer, Dr. Kessel received $211,363 in salary, a $100,000 bonus and options valued at $116,300. Dr. Kessel's salary also includes $150,000 for general board service during 2013 and $10,000 for attendance at the February 13th and March 28th meetings.

(6)	Mr. Bruder no longer served as the COO after December 16, 2013.

(7)	Mr. Gramaxo receives his compensation in euros. Conversion to U.S. dollars was based on an average exchange rate during 2013 of €1.3280 to $1.00.

(8)	All Other Compensation includes:

	Year	Contributions under retirement plans	Severance payments	Relocation benefits	Personal use of Company auto	Total all other compensation
Christopher L. Ayers	2013	—	—	$20,182	—	$20,182

Stephan Kessel	2013	—	—	—	—	—

Ira L. Glazer	2013	$7,970	$1,500,000	—	—	$1,507,970

Eric V. Bruder	2013	$12,773	$1,050,000	—	—	$1,062,773

José Gramaxo	2013	$140,522	—	—	—	$140,522

Brian G. Block	2013	$12,773	—	—	$5,763	$18,536
Contributions under retirement plans. Consists of matching contributions to the Company's 401(k) plan made by the Company on behalf of the U.S.-based named executive officers. Pursuant to his employment agreement, the Company contributes a fixed amount of €105,815 to an annuity for Mr. Gramaxo on an annual basis.
Severance payments. In connection with their termination of employment, Mr. Glazer and Mr. Bruder received certain severance payments in 2013 pursuant to the terms of their respective separation agreements.
Relocation benefits. The Company provides Mr. Ayers with a furnished apartment, including utility expenses, and a leased automobile, the cost of which totaled $20,182.

Compensatory Arrangements
The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company. Mr. Ayers, Mr. Glazer, Mr. Bruder and Mr. Gramaxo are/were covered by employment term sheets, as described below. Dr. Kessel entered into a Consulting Arrangement Term Sheet with the Company for his role as interim chief executive officer.
Employment Agreements
On May 15, 2013, WireCo WorldGroup Inc. entered into an employment agreement with Christopher L. Ayers (the “Ayers Employment Agreement”) pursuant to which Mr. Ayers became the President and Chief Executive Officer of WireCo WorldGroup Inc. effective July 1, 2013 for a period of three years, with automatic annual renewals, at an annual base salary of $1,000,000. Mr. Ayers is eligible for an annual target bonus of $1,250,000 under the CEO Bonus Plan, with the possibility of earning an annual bonus of up to $1,500,000 million, in each case upon the achievement of pre-established performance goals as established by the Company's Board of Directors or the Compensation Committee of the Company. For 2013, Mr. Ayers is entitled to a guaranteed minimum bonus of $750,000. Mr. Ayers is also entitled to a special bonus amount in the event a change in control occurs within three years of his commencement date, so long as he is employed as of the closing date of such transaction. The Ayers Employment Agreement generally provides that in the event that Mr. Ayers is terminated without “cause” or terminates his employment for “good reason”, he shall be entitled to severance payments in an amount equal to his base salary and the average annual bonus paid to him during his prior two years of service, payable in equal monthly or semi-monthly installments over an 18-month period and conditioned on his execution of a general release. Upon his commencement of employment, Mr. Ayers received (i) a grant of non-qualified stock options to purchase up to 100,000 shares of the common stock of the Company at an exercise price of $255.90 per share vesting in equal parts on the first, second, and third anniversaries of the effective date of the Ayers Employment Agreement , and (ii) a one-time grant of 13,800 shares of common stock of the Company (the “Restricted Stock”) subject to the restrictions and other terms in the Restricted Stock Agreement vesting on July 1, 2017 provided that if he is terminated without “cause”, he terminates his employment for “good reason”, or if his employment agreement is not renewed, the Restricted Stock shall vest in proportion to Mr. Ayers’ service period measured from his employment commencement date. The Restricted Stock shall be fully vested upon a change in control. Additional benefits provided to Mr. Ayers pursuant to the Ayers Employment Agreement include participation in WireCo WorldGroup Inc.’s employee benefits programs made available to its senior executives, reimbursement for relocation expenses and a monthly housing allowance in connection with his relocation for a period of up to fifteen months from the commencement of his employment. Under the terms of the Ayers Employment Agreement, Mr. Ayers is subject to various post-termination restrictions and obligations following his termination of employment for any reason. These include restrictions for eighteen months following the termination of his employment on engaging in any competitive activity or soliciting the customers and employees of WireCo WorldGroup Inc. and its affiliates. He is also subject to non-disparagement and confidentiality obligations.
On April 11, 2013, WireCo WorldGroup Inc. entered into a Consulting Arrangement Term Sheet with Dr. Stephan Kessel (the “Consulting Agreement”) pursuant to which Dr. Kessel became the Interim Chief Executive Officer, a position which he held until Mr. Ayers assumed the duties of President and Chief Executive Officer on July 1, 2013. Dr. Kessel was paid $75,000 monthly on a pro-rated basis and since he remained employed on the date when Mr. Ayers commenced employment, Dr. Kessel also received a bonus of $100,000 and a grant of non-qualified stock options to purchase 1,000 shares of common stock of the Company at $255.90 per share vesting immediately. Dr. Kessel is currently a Director of the Company and WireCo WorldGroup Inc., and in that capacity receives annual director fees in connection with his services.
Mr. Glazer’s employment term sheet (the “Glazer Term Sheet”), effective as of September 28, 2012, had a term of one year, with automatic annual renewals, unless either party gave notice of its intention not to renew. The Glazer Term Sheet provided for an annual base salary of $1,000,000, continued participation in the CEO Bonus Plan for 2012 and beyond and participation in employee benefits made available to senior executives of the Company generally. Upon a termination of employment without “cause” or a resignation for “good reason” that was not in connection with a “change in control” (as each such term is defined in the Glazer Term Sheet), Mr. Glazer was entitled to, subject to his execution and non-revocation of a release in a form satisfactory to the Company (the “Release”), salary continuation for 18 months following the termination of employment. In the event that Mr. Glazer’s employment was terminated without cause or he resigned for good reason during the two-year period following a change in control, Mr. Glazer was entitled to, subject to his execution and non-revocation of a Release, 18 months of salary continuation following the termination of employment and a lump sum cash payment equal to the sum of (i) 18 months of Mr. Glazer’s base salary and (ii) three times the average annual bonus paid to Mr. Glazer in respect of the two fiscal years preceding the year of the change in control and (iii) continued access (fully paid by Mr. Glazer) to medical benefits for Mr. Glazer and his spouse until each has turned age 65. Mr. Glazer is also subject to non-compete and non-solicitation of employee covenants while he was employed by the Company and for the 18-month period following termination of employment.
On April 11, 2013, Mr. Glazer resigned from his employment with WireCo WorldGroup Inc. and the parties entered into a resignation agreement and release (the “Glazer Resignation Agreement”), pursuant to which he is to receive 18 months of his base salary and other accrued payments, up to six months of reimbursement for his COBRA continuation coverage premiums for himself and his family, and the extension of the exercise period of his vested options to acquire shares of the Company through the tenth anniversary of the grant date of the vested options (or the original date of expiration, if sooner), subject to his compliance with the post-termination obligations of the Glazer Term Sheet. The Glazer Resignation Agreement also provides for a general release in favor of WireCo WorldGroup Inc. by Mr. Glazer, and a release by WireCo WorldGroup Inc. in favor of Mr. Glazer, in each case subject to certain exceptions. In addition, under the Glazer Resignation Agreement, Mr. Glazer will no longer be subject to a repurchase (“call”) right by the Company with respect to shares he owns or acquires upon the exercise of his options. Mr. Glazer's post-termination obligations under the Glazer Term Sheet continue in effect, including his confidentiality, non-competition and non-solicitation obligations.
Mr. Bruder’s employment term sheet (the “Bruder Term Sheet”), effective as of September 28, 2012, had a term of one year, with automatic annual renewals, unless either party gave notice of its intention not to renew. This employment term sheet was amended on May 17, 2013 (the "Amendment to Bruder Term Sheet") to, among other things: (i) extend Mr. Bruder’s term of employment through December 31, 2014, with automatic renewals of 18-month periods, and (ii) increase his annual base salary to $550,000. Upon a termination of employment without “cause” or a resignation for “good reason” that was not in connection with a “change in control” (as each such term is defined in the Bruder Term Sheet), Mr. Bruder was entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to one times Mr. Bruder’s annual base salary (under the terms of the Amendment to the Bruder Term Sheet such severance payment was amended to 1.5 times Mr. Bruder’s annual base salary as of January 1, 2015). In the event that Mr. Bruder’s employment was terminated without cause or he resigned for good reason during the two-year period following a change in control, Mr. Bruder was entitled to, subject to his execution and non-revocation of a Release, a lump sum cash payment equal to the product of 1.5 times the sum of (i) Mr. Bruder’s annual base salary and (ii) the average annual bonus paid to Mr. Bruder in respect of the two fiscal years preceding the year of the change in control and (iii) continued access (fully paid by Mr. Bruder) to medical benefits for Mr. Bruder and his spouse until each has turned age 65. Mr. Bruder is also subject to non-compete and non-solicitation of employee covenants while he was employed by the Company and for the 12-month period following termination of employment.
On April 24, 2013, WireCo WorldGroup Inc. entered into a retention agreement with Eric Bruder (the "Retention Agreement"). The Retention Agreement provided that Mr. Bruder would receive a lump sum payment of $500,000 if he continued to be an employee of WireCo WorldGroup Inc. through and including December 31, 2014 ("Retention Payment"). The Retention Payment would be paid on or before March 15, 2015 (the "Retention Payment Date"). If prior to the Retention Payment Date, (i) his employment was terminated without “cause” (as defined in the Bruder Term Sheet), or (ii) he resigned for “good reason” (as defined in the Bruder Term Sheet), Mr. Bruder would be paid the Retention Payment on the 30th day following such termination subject to his execution and non-revocation of a release and non-disparagement agreement in a form satisfactory to the Company and his compliance with the post-termination obligations in the Bruder Term Sheet. If Mr. Bruder received the Retention Payment, but on or before December 31, 2015, he resigned without Good Reason or during such period the Company terminated his employment for Cause, Mr. Bruder would have been required to repay to the Company the Retention Payment. The Retention Payment was in addition to any severance payments that may have been due to Mr. Bruder under the Bruder Term Sheet.
Mr. Bruder’s employment with WireCo WorldGroup Inc. legally terminated as of the close of business on December 31, 2013. On January 2, 2014, the parties entered into a Separation Agreement and Release (the “Bruder Separation Agreement”). Under the terms of the Bruder Separation Agreement, Mr. Bruder received the Retention Payment, his base salary payable in equal installments over a 12 month period, a bonus with respect to the fiscal year 2013 fourth quarter, and the extension of the exercise period of his vested options to acquire shares of the Company through the tenth anniversary of the grant date (or the original date of expiration, if sooner), subject to his compliance with the Post-Termination Obligations (as defined in the Bruder Separation Agreement). The Bruder Separation Agreement also provides for a general release in favor of WireCo WorldGroup Inc. by Mr. Bruder, subject to certain exceptions. Mr. Bruder's post-termination obligations under the Bruder Term Sheet continue in effect, including his confidentiality, non-competition and non-solicitation obligations.

On May 28, 2004, José Gramaxo entered into an employment agreement (the “Gramaxo Employment Agreement”) with Royal Lankhorst Euronete Group B.V. (“Lankhorst”), which has an indefinite term but shall terminate by operation of law when Mr. Gramaxo turns 65, unless either party gives notice of its intention to terminate. The Gramaxo Employment Agreement provides for an initial annual base salary of €200,000 that is subject to annual review. Mr. Gramaxo also participates in the employee benefit plans made available to senior executives of Lankhorst generally. In addition to the compensation arrangement set forth in the Gramaxo Employment Agreement, Mr. Gramaxo also participates in the Company’s Management EBITDA Bonus Plan. Upon a termination of employment without cause, Mr. Gramaxo is entitled to payment equal to (i) two times Mr. Gramaxo’s annual gross base salary, and (ii) the average annual bonus paid to Mr. Gramaxo based on the average total bonuses paid out in the three fiscal years immediately preceding the termination. Mr. Gramaxo is also subject to non-compete covenants while he is employed by Lankhorst and for the 12-month period following termination of employment. He is also subject to confidentiality obligations.
The foregoing summaries are qualified in their entirety by reference to the Ayers Employment Agreement, Consulting Agreement, Glazer Term Sheet, Glazer Resignation Agreement, Bruder Term Sheet, Retention Agreement, Amendment to Bruder Term Sheet, Bruder Separation Agreement and the Gramaxo Employment Agreement, respectively, which are either incorporated herein by reference or filed with this annual report.

Management EBITDA Bonus Plan
We maintain an incentive plan called the Management EBITDA Bonus Plan (“EBITDA Bonus Plan”), which is based on Adjusted EBITDA. For this plan, Adjusted EBITDA is defined in the same context we use in our business to measure our performance. For the definition of Adjusted EBITDA, see the section titled “Adjusted EBITDA and Acquisition Adjusted EBITDA” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report. Generally, no bonuses are paid under the EBITDA Bonus Plan unless the Company achieves a threshold of 85% of the Adjusted EBITDA as budgeted in the quarter. According to the terms of the plan, if the Adjusted EBITDA threshold is met, a bonus pool is established as a percentage of Actual Adjusted EBITDA and allocated to an executive pool, a management pool and a sales management pool. As Actual Adjusted EBITDA exceeded thresholds of 100%, 85% and 85% of Budgeted Adjusted EBITDA, the bonus pool earned was $1,612,071, $888,225 and $809,223 for the first, third and fourth quarters of 2013, respectively.

CEO Bonus Plan
Mr. Ayers participates in the CEO Bonus Plan, as amended on May 15, 2013, rather than the EBITDA Bonus Plan. The CEO Bonus Plan calls for an annual bonus target of $1,250,000 (the “Target Bonus”), with the possibility of earning an annual bonus of up to $1,500,000 (or 150% of base salary) in the event of maximum performance.
The criteria for the CEO Bonus Plan are as follows:

Criteria	Weight
Achievement of the Company’s EBITDA target (the “Target EBITDA Metric”)	50%
Achievement of the Company’s cash flow target (the “Target FCF Metric”)	25%
Achievement of other performance metrics to be agreed upon by the CEO and the Board (the “Target Other Bonus Metric”) (1)	25%
(1) If no agreement is reached as to the Target Other Bonus Metric, the terms for such year shall consist of 67% of the Target Bonus based on the Target EBITDA Metric and 33% of the Target Bonus based on the Target FCF Metric.

The payout range for the Target Bonus components shall be as follows:

Achievement with respect to any metric	Payout
<90%	0
90% - 100%	50% - 100% (1)
101% - 110%	102% - 120% (2)
(1) For each 1% increase in performance achievement above 90%, the payout percentage shall increase by 5%, so that at 100% performance achievement of any metric, the payout shall be at 100% of the applicable target level.
(2) For every 1% increase in performance achievement above 100%, up to and including 110% performance achievement, the payout percentage shall increase by 2%, so that at 110% performance achievement, the payout percentage shall be at 120% of the applicable target level. The maximum annual bonus payout with respect to all performance metrics is capped at $1.5 million in the aggregate.

For 2013, the CEO was guaranteed a minimum bonus of $750,000 (the “Guaranteed Bonus”) irrespective of the calculation discussed above, so long as he was employed as of the date such bonuses were paid. Mr. Glazer did not earn an annual bonus in 2013 as he was not employed at the end of the year, or in 2012 as targets were not met.

Long Term Incentive Plan
The 2008 Long Term Incentive Plan (the “LTIP”) authorizes various types of equity-based awards, including stock options, restricted stock, restricted stock units and other equity-based instruments of the Company. The LTIP authorizes the use of 563,216 shares of common stock of the Company, of which, 481,970 shares of common stock are subject to outstanding stock options. Vesting of service-based stock options is conditioned upon continued service, although partial or full accelerated vesting may occur under limited circumstances in connection with certain termination or liquidity events. In general, the options vest ratably over five years of service from the date of grant, with one-fifth vesting each year.
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
Payments to Named Executive Officers Upon Termination or Change in Control
Upon a termination of employment without "cause" or a resignation for "good reason" that is not in connection with a "change in control" (as each such term is defined in the Ayers Employment Agreement), the Ayers Employment Agreement provides for payment of his annual base salary in effect on the date of termination and the average Annual Bonus paid to Mr. Ayers during his prior two years of service. Pursuant to his employment agreement, Mr. Gramaxo is entitled to payment equal to two times Mr. Gramaxo’s annual gross base salary, and the average annual bonus paid based on the average total bonuses paid out in the three fiscal years immediately preceding the termination.

Non-qualified Deferred Compensation Plans
We do not maintain any non-qualified deferred compensation plans.
Outstanding Equity Awards at Year End
The following tables provide information regarding outstanding options and restricted stock that have been granted, but not exercised/vested as of December 31, 2013:
Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) unexercisable	Option exercise price	Option expiration date
Christopher L. Ayers	—	100,000	—	$255.90	7/1/2023	(1)
Stephan Kessel	3,000	—	—	$100.00	11/15/2017	(2)
	1,200	1,800	—	262.52	2/8/2021	(3)
	1,000	—	—	255.90	7/1/2023	(1)
Ira L. Glazer	98,335	—	—	100.00	2/9/2017	(2)
Eric V. Bruder	49,168	—	—	$100.00	2/9/2017	(2)
	2,304	—	—	294.18	9/28/2022	(4)
José Gramaxo	—	—	—	—
Brian G. Block	3,000	2,000	—	$212.90	7/1/2020	(5)
	1,200	1,800	—	262.52	2/8/2021	(3)
	952	3,810	—	294.18	9/28/2022	(4)

(1)
Stock options with an expiration date of July 1, 2023 vest in one-third increments on July 1, 2014, July 1, 2015, and July 1, 2016. Dr. Kessel's 1,000 options vested upon receipt, as no future service was required.

(2)	Stock options vested ratably over five years of service on each December 31, beginning with December 31, 2007.

(3)	Stock options with an expiration date of February 8, 2021 vest in one-fifth increments on February 8, 2012, February 8, 2013, February 8, 2014, February 8, 2015, and February 8, 2016.

(4)
Stock options with an expiration date of September 28, 2022 vest in one-fifth increments on September 28, 2013, September 28, 2014, September 28, 2015, September 28, 2016, and September 28, 2017. Mr. Bruder's 2,304 options vested on September 28, 2013.

(5)	Stock options with an expiration date of July 1, 2020 vest in one-fifth increments on July 1, 2011, July 1, 2012, July 1, 2013, July 1, 2014, and July 1, 2015.

Stock Awards

Name	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (2)
Christopher L. Ayers	13,800	(1)	$3,746,424
Stephan Kessel	—		—
Ira L. Glazer	—		—
Eric V. Bruder	—		—
José Gramaxo	—		—
Brian G. Block	—		—

(1)	The restricted stock cliff vests after a four year service period ending on July 1, 2017.

(2)	The value of the Company's common stock as of December 31, 2013 was $271.48.

Non-employee Director Compensation
This section describes the compensation earned by our non-employee directors, except Dr. Kessel who served as a named executive officer during the year. In addition to the standard compensation of $150,000, the Chairman of the Board and each committee chair receives $25,000 annually. Christopher L. Ayers, our President and CEO, serves on the Board, but is not paid any compensation for his services.
The following table sets forth the compensation earned by our non-employee directors of WireCo WorldGroup Inc. in 2013:

	Fees earned		Stock awards	Option awards	All other compensation	Total
Name	($)		($)	($)	($)	($)
John J. Anton	$185,000	(1)	—	—	—	$185,000
Troy W. Thacker	160,000	(2)	—	—	—	160,000
W. Dexter Paine, III	—	(3)	—	—	—	—
Franklin Myers	175,000	(4)	—	—	—	175,000
Andrew M. Freeman	—	(3)	—	—	—	—
Mitchell S. Presser	—	(3)	—	—	—	—

(1)
Mr. Anton's compensation includes the standard compensation of $150,000 for general board service, $25,000 for his Chairman of the Board responsibilities and $10,000 for attendance at the February 13th and March 28th meetings.

(2)	Mr. Thacker's compensation includes the standard compensation of $150,000 for general board service and $10,000 for attendance at the February 13th and March 28th meetings.

(3)	As a partner of Paine & Partners, received no compensation for services.

(4)	Mr. Myers' compensation includes the standard compensation of $150,000 for general board service and $25,000 for his Audit Committee Chairman responsibilities.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
WireCo WorldGroup (Cayman) Inc. ("WireCo") indirectly owns 100% of the voting common stock of WireCo WorldGroup US Holdings Inc. (“US Holdings”), and WireCo WorldGroup Inc. is a wholly-owned subsidiary of US Holdings. The following table provides certain information about beneficial ownership of the voting common stock of WireCo WorldGroup Inc. and WireCo as of March 1, 2014 by each person known to beneficially own more than 5% of its respective common stock, each director and named executive officer of WireCo WorldGroup Inc., and all directors and executive officers of WireCo WorldGroup Inc. as a group. Non-voting shares of US Holdings can be exchanged for common stock of WireCo at an exchange ratio of 1 to 1 pursuant to the Stockholders' Agreement dated February 8, 2007. A person has beneficial ownership of shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of March 1, 2014.

Name and address of beneficial owner	Shares of WireCo WorldGroup Inc. voting common stock beneficially owned as of March 1, 2014	Percentage of ownership of WireCo WorldGroup Inc.	Shares of WireCo voting common stock beneficially owned as of March 1, 2014	Percentage of ownership of WireCo
US Holdings	100	100%	—	—%
Paine & Partners Fund III (1)	—	—	1,993,500	85%
John J. Anton, Director (2)	—	—	52,968	2%
Troy W. Thacker, Director	—	—	—	—%
W. Dexter Paine, III, Director	—	—	—	—%
Franklin Myers, Director (3)	—	—	4,200	*
Stephan Kessel, Director (4)	—	—	8,300	*
Andrew M. Freeman, Director	—	—	—	—%
Mitchell S. Presser, Director	—	—	—	—%
Christopher L. Ayers, Chief Executive Officer and Director	—	—	—	—%
Ira L. Glazer, Former Chief Executive Officer and Director (5)	—	—	115,777	5%
Eric V. Bruder, Former Executive Vice President and Chief Operating Officer (6)	—	—	57,112	2%
Brian G. Block, Senior Vice President and Chief Financial Officer (7)	—	—	5,752	*
José Gramaxo, Senior Vice President and Chief Commercial Officer	—	—	—	—%
All directors and executive officers (11) as a group (8)	—	—	71,220	3%
 *Denotes ownership interest that is less than 1%.

(1)	This fund consists of various Paine funds. The manager of the fund is Paine & Partners and the address for Paine & Partners is 461 Fifth Avenue, 17th Floor, New York, New York 10017.

(2)	Includes beneficial ownership of 50,968 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options.

(3)	Includes beneficial ownership of 2,400 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options.

(4)	Includes beneficial ownership of 5,800 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options.

(5)
Includes beneficial ownership of 98,335 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options, as well as beneficial ownership of 17,442 non-voting shares of US Holdings that may be exchanged under the US Holdings Stockholders' Agreement.

(6)
Includes beneficial ownership of 51,472 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options, as well as beneficial ownership of 5,640 non-voting shares of US Holdings that may be exchanged under the US Holdings Stockholders' Agreement. Mr. Bruder no longer served as the COO after December 16, 2013.

(7)	Includes beneficial ownership of 5,752 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options.

(8)
Includes beneficial ownership of 64,920 shares of WireCo common stock that may be acquired within 60 days of March 1, 2014 pursuant to stock options, as well as beneficial ownership of 23,082 non-voting shares of US Holdings that may be exchanged under the US Holdings Stockholders' Agreement.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013, about the common stock that may be issued upon the exercise of options, as well as shares remaining available for future issuance under the Company’s existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans - excluding securities reflected in the first column
Equity compensation plans:
Approved by security holders	481,970	$163.19	62,500
Not approved by security holders	—	—	—
Total	481,970	$163.19	62,500

Item 13.	Certain Relationships and Related Transactions and Director Independence
Directors and Executives
Shareholder Agreements
In connection with our acquisition by Paine & Partners Fund III in 2007, Paine & Partners Fund III, certain of its affiliates, WRCA (Cyprus) Holdings Limited ("WRCA Cyprus"), US Holdings and certain current and former members of our management who invested in WireCo and US Holdings entered into a shareholders agreement on February 8, 2007 (the "Stockholders' Agreement"). The Stockholders' Agreement provides for, among other things, certain restrictions on the transferability of such person’s equity ownership in the Company and US Holdings, as well as tag-along rights, drag-along rights, piggyback registration rights and repurchase rights. In addition, the Stockholders' Agreement provides for exchange rights, whereby shareholders may at any time exchange their non-voting shares in US Holdings for shares in the Company. Also, the Stockholders' Agreement provides that at any time, if the board of directors of the Company determines it to be in the best interest of the Company, the Company may require the management shareholders of US Holdings to surrender to the Company any or all non-voting shares of US Holdings held by such shareholders, in return for the issuance to such shareholders of shares in the Company. In either case, the initial exchange ratio of 1 to 1 will be adjusted to reflect changes in the capital structure of US Holdings or the Company due to dividends, increases or reductions in the number of outstanding shares, or other similar events. In an exchange required by the Company, if there is U.S. federal income tax payable by holders as a result of the exchange, then the Company must provide a method to ensure such holders have sufficient liquidity to pay such tax.
Also in connection with the formation of WireCo, Paine & Partners Fund III, certain of its affiliates, WireCo, and certain members of our management who had invested in WRCA Cyprus and subsequently exchanged their shares for WireCo shares in connection with such formation, entered into a shareholders' agreement on December 29, 2008 (the "Shareholders' Agreement"). The Shareholders' Agreement provides for, among other things, certain restrictions on the transferability of shares in WireCo, as well as certain tag-along rights, drag-along rights, piggyback registration rights and repurchase rights in certain circumstances. WRCA Cyprus was subsequently merged into the Company in 2011.

Transactions with Related Persons
Paine & Partners
In connection with our acquisition by Paine & Partners Fund III on February 8, 2007, we entered into a management agreement with Paine & Partners to provide certain financial and strategic consulting, advisory and other similar services. As compensation for these services, we agreed to pay Paine & Partners an annual fee equal to the greater of $1.5 million or 2% of the projected Adjusted EBITDA of the Company for that year, as well as to reimburse Paine & Partners for its related expenses. In addition, the management agreement requires us to pay fees to Paine & Partners for their services rendered in connection with merger, financing or similar transactions by the Company or their respective subsidiaries or affiliates. For detail of fees paid to Paine & Partners, refer to Note 14—“Related Party Transactions” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.
The Company also entered into an Indemnification Letter Agreement in February of 2007 with Paine & Partners Fund III, which provides that we will indemnify Paine & Partners Fund III or any of its members, employees, agents, affiliates or controlling persons (the “Indemnified Person”) against all liabilities, losses, damages or expenses incurred by such Indemnified Person in connection with the management agreement discussed above. Expenses incurred in defending any action or proceeding for which indemnification is required pursuant to the Indemnification Letter Agreement shall be reimbursed by the Company when incurred unless such liability, loss, damage or expense is ruled by a court of competent jurisdiction, which has become final and no longer subject to appeal or review, to have resulted primarily from such Indemnified Person’s bad faith or gross negligence. The foregoing summary is qualified in its entirety by reference to the Paine & Partners, LLC Management Agreement and form of Indemnification Letter Agreement, which is incorporated herein by reference.

Other Ownership Interests

Related to his former relationship with Paine & Partners, Mr. Block, the Company’s Chief Financial Officer, maintains certain indirect financial interests in Paine & Partners Fund III, the fund that owns a majority of the Company. Neither the Registrant, nor any other Company subsidiaries, are parties to such arrangement and were not involved in the implementation of such arrangement.

Review, Approval or Ratification of Transactions with Related Persons
Policies and Procedures Regarding Related Party Transactions
The Board has adopted a written policy governing related party transactions. For purposes of this policy, a “Related Party Transaction” is any transaction, arrangement or relationship with a Related Party where the aggregate amount involved is expected to exceed $10,000 in any calendar year. “Related Party” includes (a) any person who is or was an executive officer, director or nominee for election as a director at any time during the last fiscal year; (b) any person or group who is a greater than 5% beneficial owner of the Company's voting securities; (c) any immediate family member of a person described in (a) or (b) of this sentence; or (d) any firm, corporation, or other entity which is owned or controlled by a person listed in (a), (b), or (c) above or an entity in which any such person is an executive officer or has a substantial ownership interest.
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

Director Independence
We have no securities listed for trading on a national securities exchange, which may have requirements that a majority of our Board be independent. For purposes of complying with the disclosure requirements of the SEC, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, only two of our directors, Franklin Myers and Troy Thacker, are independent.

Item 14.	Principal Accounting Fees and Services
During 2013 and 2012, KPMG LLP (“KPMG”) served as our independent registered public accounting firm. The following table presents the aggregate fees billed and expected to be billed for services rendered during the years ended December 31, 2013 and 2012, respectively.

	Years ended December 31,
	2013	2012
	(in thousands)
Audit fees (1)	$2,065	$3,206
Audit-related fees (2)	—	1,962
Tax fees (3)	478	714
All other fees	—	—
Total fees	$2,543	$5,882

(1)
Consists of fees for professional services rendered in connection with the audits of our annual consolidated financial statements, reviews of our consolidated financial statements included in quarterly reports, routine consultation on accounting and reporting matters, statutory audits required for our foreign subsidiaries and review of our registration statement amendments filed with the SEC.

(2)	Consists of fees for services rendered in connection with due diligence services related to the Lankhorst acquisition in July 2012.

(3)
Consists of fees for professional services rendered in connection with U.S. and foreign tax compliance, such as preparation of tax returns; tax planning, such as assistance with transfer pricing matters; and tax consultation, such as advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

The Audit Committee pre-approved all audit and non-audit services performed and related fees. The Audit Committee determined that the non-audit services rendered by KPMG in 2013 and 2012 were compatible with maintaining its independence as auditors of our consolidated financial statements. The Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided and approval of related fees. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee (“designated member”). The designated member is required to report to the full Audit Committee each specific service pre-approved, together with copies of all supporting documentation.

PART IV

Item 15.Exhibits, Financial Statement Schedules
(1) Financial Statements
The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II Item 8, Financial Statements and Supplementary Data, of this annual report.

(2)	Financial Statement Schedules
All schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits
A list of exhibits to this annual report is set forth in the Exhibit Index appearing elsewhere in this annual report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	March 10, 2014	By:	/s/ Christopher L. Ayers
Christopher L. Ayers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

/s/ Christopher L. Ayers	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014
Christopher L. Ayers

/s/ Brian G. Block	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2014
Brian G. Block

/s/ Keith Hyder	Vice President - Accounting (Principal Accounting Officer)	March 10, 2014
Keith Hyder

/s/ John J. Anton	Chairman of the Board	March 10, 2014
John J. Anton

/s/ Troy W. Thacker	Director	March 10, 2014
Troy W. Thacker

/s/ W. Dexter Paine, III	Director	March 10, 2014
W. Dexter Paine, III

/s/ Franklin Myers	Director	March 10, 2014
Franklin Myers

/s/ Stephan Kessel	Director	March 10, 2014
Stephan Kessel

/s/ Andrew M. Freeman	Director	March 10, 2014
Andrew M. Freeman

/s/ Mitchell S. Presser	Director	March 10, 2014
Mitchell S. Presser

Exhibit Index

Exhibit No.	Description of Exhibits Incorporated by Reference

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

4.1(d)
Form of outstanding 9.5% Senior Notes due 2017 (outstanding notes) (incorporated by reference to Exhibit 4.1(d) to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

4.1(e)
Form of registered 9.5% Senior Notes due 2017 (exchange notes) (incorporated by reference to Exhibit 4.1(e) to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on August 19, 2011).

4.1(f)
Supplemental Indenture dated August 1, 2011 between WireCo WorldGroup Inc., Drumet Liny I Druty Sp Z O.O., Drumet Drahtseile GmbH, Drumet s.r.o., WireCo WorldGroup Poland Holdings Sp Z O.O. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1(f) to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on December 9, 2011).

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

4.1(j)
Supplemental Indenture dated as of July 12, 2012, between WireCo WorldGroup Inc., WireCo Dutch Acquisition B.V., the new guarantor, and U.S. Bank National Association, as trustee, adding the Dutch subsidiary as a guarantor to the Indenture dated as of May 19, 2010 (incorporated by reference to Exhibit 10.8(a) to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

4.1(k)
Supplemental Indenture dated as of September 7, 2012, between WireCo WorldGroup Inc., the Guarantors and U.S. Bank National Association, as trustee, adding the Mexican subsidiaries as guarantors to the Indenture dated May 19, 2010 (incorporated by reference to Exhibit 10.8(b) to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

4.1(l)
Supplemental Indenture dated as of November 30, 2012, between WireCo WorldGroup Inc., Lankhorst Euronete Australia PTY LTD, as new guarantor, and U.S. Bank National Association, as trustee, adding the Australian subsidiary as a guarantor to the Indenture dated May 19, 2010 (incorporated by reference to Exhibit 4.1l to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

4.1(m)
Supplemental Indenture dated as of December 28, 2012, between WireCo WorldGroup Inc., Lankhorst Euronete Portugal, S.A., as new guarantor, and U.S. Bank National Association, as trustee, adding the Portuguese subsidiary as a guarantor to the Indenture dated May 19, 2010 (incorporated by reference to Exhibit 4.1(m) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

4.1(n)
Supplemental Indenture dated as of February 8, 2013, between WireCo WorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and U.S. Bank National Association, as trustee, adding the Dutch and German subsidiary as guarantors to the Indenture dated May 19, 2010. (incorporated by reference to Exhibit 4.1(n) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.1(a)*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer (incorporated by reference to Exhibit 10.1(a) to the Registrant’s current report on Form 8-K (File No. 333-174896), filed on October 2, 2012).

10.1(b)*
Amendment to the Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Ira Glazer, including CEO Bonus Plan for Fiscal Year 2012 and Beyond,(incorporated by reference to Exhibit 10.1(b) to the Registrant's current report on Form 8-K (File No. 333-174896), filed on October 2, 2012).

10.1(c)*
Resignation Agreement and Release, dated April 11, 2013, between WireCo WorldGroup Inc. and Ira Glazer, former CEO (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896), filed on May 10, 2013).

10.2(a)*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and Eric Bruder (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K (File No. 333-174896), filed on October 2, 2012).

10.2(b)*
Retention Agreement, dated April 24, 2013, between WireCo WorldGroup Inc. and Eric Bruder (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896), filed on May 10, 2013).

10.2(c)*
Amendment to Employment Term Sheet, dated May 17, 2013, between WireCo WorldGroup Inc. and Eric V. Bruder (incorporated by reference to Exhibit 10.7 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896), filed on August 13, 2013).

10.2(d)*
Separation Agreement and Release, dated January 2, 2014, between WireCo WorldGroup Inc. and Eric Bruder, former COO (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 333-174896), filed on January 8, 2014).

10.3(a)*
Employment Term Sheet, dated as of September 28, 2012, between WireCo WorldGroup Inc. and J. Keith McKinnish (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K (File No. 333-174896), filed on October 2, 2012).

10.3(b)*
Resignation Agreement and Release, dated May 1, 2013, between WireCo WorldGroup Inc. and J. Keith McKinnish, former CFO (incorporated by reference to Exhibit 10.3 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896), filed on May 10, 2013).

10.4*
Consulting Arrangement Term Sheet, dated April 11, 2013, between WireCo WorldGroup (Cayman) Inc. and Stephan Kessel, Interim CEO (incorporated by reference to Exhibit 10.5 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896) filed on August 13, 2013).

10.5*
Employment Agreement, dated May 15, 2013, between WireCo WorldGroup Inc. and Christopher L. Ayers, CEO (incorporated by reference to Exhibit 10.6 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896) filed on August 13, 2013).

10.7(a)
Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.8(a)
Stockholders Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.9*	Management EBITDA Bonus Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on November 18, 2011).

10.10(a)*
WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan as adopted on December 29, 2008 and amended on November 9, 2011 (incorporated by reference to Exhibit 10.4(a) to the Registrant’s current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.10(b)*
Form of Option Award Agreement - Time Vesting under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4(b) to the Registrant’s current report on Form 8-K (File No. 333-174896) filed on October 2, 2012).

10.10(c)*
Form of Non Qualified Stock Option Agreement - Performance Vesting under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8(c) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.10(d)*
Form of Restricted Stock Agreement under the WireCo WorldGroup (Cayman) Inc. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896) filed on August 13, 2013).

10.11(a)	Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 333-174896) filed on July 16, 2012).

10.11(b)
The First Amendment to Credit Agreement dated as of August 9, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, with reference to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.10(a) to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.11(c)
The Second Amendment to Credit Agreement dated as of July 1, 2013 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, with reference to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 333-174896), filed on July 3, 2013).

10.11(d)
Supplement No. 1 dated as of September 7, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding the Mexican subsidiaries as guarantors to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.11(e)
Supplement No. 2 dated as of November 30, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Euronete Australia PTY LTD as a guarantor to the Credit Agreement dated July 12, 2012. (incorporated by reference to Exhibit 10.9(d) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.11(f)
Supplement No. 3 dated as of December 28, 2012 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Euronete Portugal S.A. as a guarantor to the Credit Agreement dated July 12, 2012. (incorporated by reference to Exhibit 10.9(e) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.11(g)
Supplement No. 4 dated as of February 8, 2013 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, adding Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH as guarantors to the Credit Agreement dated July 12, 2012 (incorporated by reference to Exhibit 10.9(f) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.12(a)
Note Purchase Agreement dated July 12, 2012, related to the issuance of 11.75% Senior Notes due May 15, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 333-174896), filed on July 16, 2012).

10.12(b)
Amendment to Note Purchase Agreement dated as of September 7, 2012, between WireCoWorldGroup Inc., the Mexican subsidiaries, as new guarantors, and the Purchasers, adding the Mexican subsidiaries as guarantors of the 11.75% Senior Notes (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.12(c)
Amendment to Note Purchase Agreement dated as of November 30, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Australia PTY LTD, as new guarantor, and the Purchasers, adding the Australian subsidiary as a guarantor of the 11.75% Senior Notes (incorporated by reference to Exhibit 10.10(c) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.12(d)
Amendment to Note Purchase Agreement dated as of December 28, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Portugal, S.A., as new guarantor, and the Purchasers, adding the Portuguese subsidiary as a guarantor of the 11.75% Senior Notes (incorporated by reference to Exhibit 10.10(d) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.12(e)
Amendment to Note Purchase Agreement dated as of February 8, 2013, between WireCoWorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and the Purchasers, adding the Dutch and German subsidiaries as guarantors of the 11.75% Senior Notes (incorporated by reference to Exhibit 10.10(e) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.13
Agreement For The Sale and Purchase of All The Issued Shares in Koninklijke Lankhorst-Euronete Group B.V. dated June 12, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K (File No. 333-174896), filed on July 16, 2012).

10.14(a)
Equity Joint Venture Contract dated June 12, 2006 between WRCA Hong Kong Holding Company Limited and WISCO Wuhan Jiangbei Iron and Steel Ltd. (incorporated by reference to Exhibit 10.15(a) to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.14(b)
Amendment to the Equity Joint Venture Contract dated May 4, 2011 between WRCA Hong Kong Holding Company Limited and WISCO Wuhan Jiangbei Iron and Steel Ltd. (incorporated by reference to Exhibit 10.15(b) to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.15
Paine & Partners, LLC Management Agreement and form of Indemnification Letter Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on August 19, 2011).

99.1
Audited statements of WISCO WireCo Wire Rope Co., Ltd. as of December 31, 2011 and 2010 and for the three years ended December 31, 2011 (incorporated by reference to Exhibit 99.2 to the Registrant's annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

Exhibit No.	Description of Exhibits Filed with this Report

10.6*	Employment Contract, dated May 28, 2004, between Royal Lankhorst Euronete Group B.V. and José Gramaxo, Chief Commercial Officer

10.7(b)
Amended Schedule II to Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008. Original agreement, filed as Exhibit 10.5 to the Registrant’s S-4 on June 15, 2011.

10.8(b)
Amended Schedule II to Stockholders Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007. Original agreement, filed as Exhibit 10.7 to the Registrant’s S-4 on June 15, 2011.

21	List of Subsidiaries

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Unaudited statements of WISCO WireCo Wire Rope Co., Ltd. as of December 31, 2013 and 2012 and for the two years ended December 31, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.