Form 10-Q
period 2014-03-31
WireCo WorldGroup Inc.
filed 2014-05-08
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of May 1, 2014 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended March 31, 2014

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

Assets	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$33,373	$34,987
Restricted cash	2,551	2,887
Accounts receivable, less allowance for doubtful accounts of $3,207 and $3,458, at March 31, 2014 and December 31, 2013, respectively	160,427	148,564
Inventories, net	239,831	228,245
Current deferred income tax assets	7,214	5,468
Prepaid expenses and other current assets	19,632	12,657
Total current assets	463,028	432,808
Property, plant and equipment, less accumulated depreciation of $168,725 and $163,250, at March 31, 2014 and December 31, 2013, respectively	359,264	366,338
Intangible assets, net	145,634	150,287
Goodwill	197,049	198,329
Deferred financing fees, net	20,946	22,702
Non-current deferred income tax assets	1,513	8,078
Other non-current assets	16,451	20,673
Total assets	$1,203,885	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,030	$14,933
Interest payable	19,045	6,731
Accounts payable	88,950	76,181
Accrued compensation and benefits	23,379	17,873
Current deferred income tax liabilities	2,063	742
Other current liabilities	12,086	16,260
Total current liabilities	160,553	132,720
Long-term debt, excluding current maturities	848,138	862,492
Non-current deferred income tax liabilities	68,827	75,763
Other non-current liabilities	31,280	32,007
Total liabilities	1,108,798	1,102,982
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,053,174 shares issued, respectively 2,005,205 and 2,004,005 shares outstanding, respectively	21	21
Additional paid-in capital	227,097	225,106
Accumulated other comprehensive loss	(20,723)	(18,527)
Accumulated deficit	(95,339)	(94,809)
Treasury stock, at cost. 49,169 shares at March 31, 2014 and December 31, 2013	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	96,591	97,326
Non-controlling interests	(1,504)	(1,093)
Total stockholders’ equity	95,087	96,233
Total liabilities and stockholders’ equity	$1,203,885	$1,199,215
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2014	2013
Net sales	$210,502	$222,643
Cost of sales	(157,196)	(168,017)
Gross profit	53,306	54,626
Other operating expenses:
Selling expenses	(11,001)	(11,530)
Administrative expenses	(20,390)	(20,519)
Amortization expense	(3,147)	(4,158)
Total other operating expenses	(34,538)	(36,207)
Operating income	18,768	18,419
Other income (expense):
Interest expense, net	(19,858)	(20,220)
Foreign currency exchange gains (losses), net	950	(10,854)
Other income (expense), net	755	(153)
Total other expense, net	(18,153)	(31,227)
Income (loss) before income taxes	615	(12,808)
Income tax benefit (expense)	(658)	1,439
Net loss	(43)	(11,369)
Less: Net income attributable to non-controlling interests	487	234
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(530)	$(11,603)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2014	2013
Net loss	$(43)	$(11,369)
Other comprehensive loss:
Foreign currency translation loss	(3,094)	(558)
Comprehensive loss	(3,137)	(11,927)
Less: Comprehensive income (loss) attributable to non-controlling interests	(411)	193
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(2,726)	$(12,120)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(43)	$(11,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,035	13,777
Amortization of debt issuance costs, discounts and premium	2,078	2,159
Share-based compensation	1,762	634
Other non-cash items	(287)	868
Unrealized foreign currency exchange losses, net	239	8,795
Provision for deferred income taxes	—	862
Changes in assets and liabilities:
Accounts receivable	(11,037)	(23,359)
Inventories	(11,382)	5,269
Prepaids and other assets	(3,895)	(7,171)
Interest payable	12,326	12,516
Accounts payable	12,611	1,677
Other accrued liabilities	243	7,458
Net cash provided by operating activities	15,650	12,116
Cash flows from investing activities:
Capital expenditures	(3,200)	(11,464)
Other investing activities	—	(34)
Net cash used in investing activities	(3,200)	(11,498)
Cash flows from financing activities:
Principal payments on long-term debt	(838)	(9,368)
Borrowings under revolving credit agreement	33,400	31,250
Repayments under revolving credit agreement	(46,900)	(32,850)
Repayments of short-term borrowings	—	(1,586)
Other financing activities	228	—
Net cash used in financing activities	(14,110)	(12,554)
Effect of exchange rates on cash and cash equivalents	46	(1,005)
Decrease in cash and cash equivalents	(1,614)	(12,941)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$33,373	$36,303
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$5,239	$5,491
Cash paid for income taxes, net of refunds	1,495	1,700
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest, including WireCo WorldGroup Inc. (collectively, the “Company”). The consolidated financial statements include the activity of Lankhorst Euronete - Indústria e Comércio Ltda and WireCo WorldGroup US Holdings, Inc., both indirect subsidiaries of the Company that are not wholly-owned, but over which the Company has control. The Company reports the non-controlling interests in these consolidated subsidiaries as a component of equity separate from the Company's equity. The Company's ownership interest in certain other entities are accounted for under the equity method and are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements included herein have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”) by the Company without audit in accordance with the U.S. Securities and Exchange Commission (“SEC”) requirements for quarterly reports on Form 10-Q and, accordingly, do not include all of the annual disclosures required by GAAP. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented using management’s best estimates and assumptions where appropriate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Certain reclassifications, not affecting net income, have been made to prior year amounts on the Consolidated Statement of Operations to conform to the current year presentation.
Out-of-period Errors
During the first quarter of 2014, the Company identified certain prior period accounting entries, which were not recorded in the proper functional currency. The Company corrected this error in the first quarter of 2014 resulting in an increase to Other Comprehensive Loss of $3,351 on the Consolidated Statement of Comprehensive Income (Loss). This error was not material to the first quarter of 2014 and any previously reported periods.
The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, the Company determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs using the percentage-of-completion method. As a result, the Company recorded an entry in the second quarter of 2013 that decreased Net sales and Cost of sales by $5,776 and $4,340, respectively, to correct the untimely recognition of revenue and costs. This error was not material to the first quarter of 2013 and any previously reported periods.
Accounting Pronouncement Adopted During 2014
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits against all same-jurisdiction deferred tax assets for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The new guidance is effective for fiscal years, and interim periods therein, beginning after December 15, 2013. The Company adopted ASU 2013-11 prospectively on January 1, 2014, which only affected presentation on the Consolidated Balance Sheet. There was no impact on the Company's operating results.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	March 31, 2014	December 31, 2013
Raw materials, net	$80,877	$74,486
Work in process	21,066	18,612
Finished goods, net	137,888	135,147
Inventories, net	$239,831	$228,245

(3) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$131,212	$(84,956)	$46,256	$132,397	$(82,569)	$49,828
Patented and unpatented technology	24,314	(9,921)	14,393	24,320	(9,508)	14,812
Other	7,138	(6,876)	262	7,193	(6,966)	227
Total finite-lived intangible assets	$162,664	$(101,753)	$60,911	$163,910	$(99,043)	$64,867

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of March 31, 2014 was as follows:

Remainder of 2014	$7,718
2015	10,199
2016	9,920
2017	8,127
2018	4,119
Thereafter	20,828
Total	$60,911

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of March 31, 2014 and December 31, 2013 were $84,723 and $85,420, respectively.
The change in the carrying value of goodwill was as follows as of the dates indicated:

Total
December 31, 2013	$198,329
Foreign currency translation	(1,280)
March 31, 2014	$197,049

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013
Borrowings under Revolving Loan Facility	$18,500	$32,000
Polish Debt due 2014	8,810	8,860
Term Loan due 2017	329,975	330,813
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	491	688
Total debt at face value	865,276	879,861
Less: Unamortized discount, net	(2,108)	(2,436)
Less: Current maturities of long-term debt	(15,030)	(14,933)
Total long-term debt	$848,138	$862,492
As of March 31, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2013.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of March 31, 2014, availability under the Revolving Loan Facility was $119,867. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $1,141 at March 31, 2014. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at March 31, 2014 was 5.62% and 6.00%, respectively.

Interest expense, net
Net interest expense consists of:

	Three months ended March 31,
	2014	2013
Interest on long-term debt	$18,045	$18,233
Amortization of debt issuance costs, discounts and premium	2,078	2,159
Capitalized interest	(247)	(275)
Other	(18)	103
Interest expense, net	$19,858	$20,220

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
The carrying amounts and estimated fair values of the Company’s long-term debt at March 31, 2014 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$18,500	$18,500
Term Loan due 2017	327,896	332,862
9.50% Senior Notes due 2017	425,561	437,750
11.75% Senior Notes due 2017	82,500	82,500
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

(6) Restructuring
During 2013, the Company formalized a restructuring plan, which included changes in certain executive management positions and headcount reductions at certain manufacturing facilities as a result of lower than expected sales volumes. As a result of these actions, the Company recorded restructuring charges related to employee termination and related benefits in Administrative expenses in the consolidated statement of operations during the year ended December 31, 2013. The accrual balances are included in Other current liabilities on the consolidated balance sheets.

A rollforward of these restructuring activities is set forth below:

Balance at December 31, 2013	$2,812
Payments made in 2014	(1,005)
Balance at March 31, 2014	$1,807

(7) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items, if any, during the reporting period. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
The effective income tax rate for the three months ended March 31, 2014 and March 31, 2013 was 107.0% and 11.2%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by jurisdiction, and the effects of foreign tax rate differential.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(8) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. Insurance coverage is maintained for certain risks, such as product liability and workers’ compensation. The Company is not currently a party to any legal proceedings that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

(9) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company's net sales by product line for the periods presented was as follows:

	Three months ended March 31,
	2014		2013
Product line net sales	($)	(%)	($)	(%)
Rope	$159,628	76%	$159,943	72%
Specialty Wire	33,108	16%	32,400	14%
Engineered Products	17,766	8%	30,300	14%
	$210,502	100%	$222,643	100%

(10) Condensed Consolidating Financial Statements
Guarantees of the 9.50% Senior Notes
WireCo WorldGroup Inc. has registered 9.50% Senior Notes, which are unsecured obligations. These obligations are jointly and severally and fully and unconditionally guaranteed by WireCo WorldGroup (Cayman) Inc. Certain entities controlled by WireCo WorldGroup (Cayman) Inc. (collectively referred to as the “Guarantor Subsidiaries”) also jointly and severally and fully and unconditionally guarantee these obligations, subject to customary release provisions. All voting shares for the entities presented in the “Guarantor Subsidiaries” column are 100% owned directly or indirectly by the Company. Certain subsidiaries with locations primarily in the Netherlands, Brazil and France do not guarantee the debt (collectively referred to as the “Non-Guarantor Subsidiaries”). The adjustments eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions. There are currently no significant restrictions on the ability of WireCo WorldGroup Inc. or any guarantor to obtain funds from its subsidiaries by dividend or loan.
The following condensed consolidating financial statements are prepared with each entity’s investment in subsidiaries accounted for under the equity method. During the fourth quarter of 2013, Royal Lankhorst Euronete Group B.V., an indirect subsidiary of the Company, became a guarantor. This change in the guarantor pool has been retroactively reflected in all condensed consolidating financial statements presented.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$280	$3,500	$20,032	$9,561	$—	$33,373
Restricted cash	—	—	2,551	—	—	2,551
Accounts receivable, net	—	44,409	90,449	25,569	—	160,427
Intercompany accounts receivable	22,482	42,597	125,325	5,229	(195,633)	—
Inventories, net	—	77,467	131,152	31,212	—	239,831
Current deferred income tax assets	—	3,139	3,929	146	—	7,214
Prepaid expenses and other current assets	—	3,528	14,307	1,797	—	19,632
Total current assets	$22,762	$174,640	$387,745	$73,514	$(195,633)	$463,028
Long-term intercompany notes receivable	—	464,462	4,826	3,930	(473,218)	—
Property, plant and equipment, net	—	57,311	254,563	47,390	—	359,264
Intangible assets, net	—	36,624	84,239	24,771	—	145,634
Goodwill	—	117,124	55,732	24,193	—	197,049
Investments in subsidiaries	80,538	—	38,087	5,862	(124,487)	—
Deferred financing fees, net	—	20,946	—	—	—	20,946
Non-current deferred income tax assets	—	(4,798)	5,392	919	—	1,513
Other non-current assets	—	153	16,291	7	—	16,451
Total assets	$103,300	$866,462	$846,875	$180,586	$(793,338)	$1,203,885
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,710	$8,320	$—	$—	$15,030
Interest payable	—	18,896	139	10	—	19,045
Accounts payable	—	13,882	55,035	20,033	—	88,950
Accrued compensation and benefits	—	6,058	14,419	3,101	(199)	23,379
Intercompany accounts payable	1,513	76,875	40,590	76,364	(195,342)	—
Current deferred income tax liabilities	—	—	313	1,750	—	2,063
Other current liabilities	(1)	2,585	6,770	2,750	(18)	12,086
Total current liabilities	$1,512	$125,006	$125,586	$104,008	$(195,559)	$160,553
Long-term debt, excluding current maturities	—	847,747	391	—	—	848,138

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term intercompany notes payable	6,701	—	459,059	7,437	(473,197)	—
Non-current deferred income tax liabilities	—	1,920	56,336	10,571	—	68,827
Other non-current liabilities	—	7,353	21,998	1,929	—	31,280
Total liabilities	$8,213	$982,026	$663,370	$123,945	$(668,756)	$1,108,798
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	96,591	(111,730)	185,009	53,773	(127,052)	96,591
Non-controlling interests	(1,504)	(3,834)	(1,504)	2,868	2,470	(1,504)
Total stockholders’ equity	$95,087	$(115,564)	$183,505	$56,641	$(124,582)	$95,087
Total liabilities and stockholders’ equity	$103,300	$866,462	$846,875	$180,586	$(793,338)	$1,203,885

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53	$2,564	$11,798	$20,572	$—	$34,987
Restricted cash	—	—	2,887	—	—	2,887
Accounts receivable, net	—	38,891	87,234	22,439	—	148,564
Intercompany accounts receivable	20,871	53,444	131,716	(55)	(205,976)	—
Inventories, net	—	79,017	121,913	27,315	—	228,245
Current deferred income tax assets	—	3,139	2,185	144	—	5,468
Prepaid expenses and other current assets	—	2,218	4,016	389	6,034	12,657
Total current assets	$20,924	$179,273	$361,749	$70,804	$(199,942)	$432,808
Long-term intercompany notes receivable	—	477,637	4,827	—	(482,464)	—
Property, plant and equipment, net	—	59,065	258,580	48,693	—	366,338
Intangible assets, net	—	37,090	86,555	26,642	—	150,287
Goodwill	—	117,124	55,749	25,456	—	198,329
Investment in subsidiaries	83,430	—	125,767	—	(209,197)	—
Deferred financing fees, net	—	22,702	—	—	—	22,702
Non-current deferred income tax assets	—	—	7,175	903	—	8,078
Other non-current assets	—	201	17,273	3,199	—	20,673
Total assets	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,710	$8,223	$—	$—	$14,933
Interest payable	—	6,604	124	3	—	6,731
Accounts payable	—	14,552	45,695	15,934	—	76,181
Accrued compensation and benefits	—	7,907	9,622	344	—	17,873
Intercompany accounts payable	1,412	84,495	49,713	4,418	(140,038)	—
Current deferred income tax liabilities	—	—	(33)	424	351	742
Other current liabilities	9	1,886	351	74,085	(60,071)	16,260
Total current liabilities	$1,421	$122,154	$113,695	$95,208	$(199,758)	$132,720
Long-term debt, excluding current maturities	—	861,948	544	—	—	862,492
Long-term intercompany notes payable	6,700	—	472,165	2,613	(481,478)	—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Non-current deferred income tax liabilities	—	6,717	56,670	12,376	—	75,763
Other non-current liabilities	—	7,477	22,618	2,878	(966)	32,007
Total liabilities	$8,121	$998,296	$665,692	$113,075	$(682,202)	$1,102,982
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	97,326	(105,204)	253,076	60,215	(208,087)	97,326
Non-controlling interests	(1,093)	—	(1,093)	2,407	(1,314)	(1,093)
Total stockholders’ equity	$96,233	$(105,204)	$251,983	$62,622	$(209,401)	$96,233
Total liabilities and stockholders’ equity	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,224	$123,462	$39,529	$(24,713)	$210,502
Cost of sales	—	(55,854)	(95,474)	(30,634)	24,766	(157,196)
Gross profit	—	16,370	27,988	8,895	53	53,306
Other operating expenses:
Selling expenses	—	(2,921)	(4,990)	(3,090)	—	(11,001)
Administrative expenses	(144)	(12,433)	(6,832)	(1,181)	200	(20,390)
Amortization expense	—	(466)	(2,378)	(303)	—	(3,147)
Total other operating expenses	(144)	(15,820)	(14,200)	(4,574)	200	(34,538)
Operating income (loss)	(144)	550	13,788	4,321	253	18,768
Other income (expense):
Interest income (expense), net	(101)	(10,977)	(8,917)	137	—	(19,858)
Equity income (losses) from subsidiaries	(264)	—	(5,354)	439	5,179	—
Foreign currency exchange gains (losses), net	—	(21)	(228)	1,199	—	950
Other income (expense), net	—	(9)	735	29	—	755
Total other income (expense), net	(365)	(11,007)	(13,764)	1,804	5,179	(18,153)
Income (loss) before income taxes	(509)	(10,457)	24	6,125	5,432	615
Income tax expense	—	(24)	(607)	(175)	148	(658)
Net income (loss)	(509)	(10,481)	(583)	5,950	5,580	(43)
Less: Net income (loss) attributable to non-controlling interests	—	(346)	(5)	838	—	487
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(509)	(10,135)	(578)	5,112	5,580	(530)
Comprehensive income (loss)	$(3,137)	$(10,481)	$2,511	$—	$7,970	(3,137)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$79,542	$130,340	$42,221	$(29,460)	$222,643
Cost of sales	—	(61,650)	(101,258)	(34,852)	29,743	(168,017)
Gross profit	—	17,892	29,082	7,369	283	54,626
Other operating expenses:
Selling expenses	—	(3,413)	(5,767)	(2,350)	—	(11,530)
Administrative expenses	(75)	(9,946)	(8,893)	(1,605)	—	(20,519)
Amortization expense	—	(1,432)	(2,196)	(530)	—	(4,158)
Total other operating expenses	(75)	(14,791)	(16,856)	(4,485)	—	(36,207)
Operating income (loss)	(75)	3,101	12,226	2,884	283	18,419
Other income (expense):
Interest expense, net	(101)	(10,921)	(9,075)	(123)	—	(20,220)
Equity income (losses) from subsidiaries	(11,427)	—	6,506	—	4,921	—
Foreign currency exchange gains (losses), net	—	206	(11,296)	236	—	(10,854)
Other income (expense), net	—	(173)	18	2	—	(153)
Other income (expense), net	(11,528)	(10,888)	(13,847)	115	4,921	(31,227)
Income (loss) before income taxes	(11,603)	(7,787)	(1,621)	2,999	5,204	(12,808)
Income tax benefit (expense)	—	(123)	1,451	111	—	1,439
Net income (loss)	(11,603)	(7,910)	(170)	3,110	5,204	(11,369)
Less: Net income (loss) attributable to non-controlling interests	—	—	(262)	496	—	234
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(11,603)	(7,910)	92	2,614	5,204	(11,603)
Comprehensive income (loss)	$(11,927)	$(7,910)	$(728)	$17,394	$(5,642)	$(11,927)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1)	$3,147	$22,887	$(10,383)	$—	$15,650
Cash flows from investing activities:
Capital expenditures	—	(1,048)	(1,441)	(711)	—	(3,200)
Repayments from intercompany loans	—	13,175	—	—	(13,175)	—
Net cash provided by (used in) investing activities	—	12,127	(1,441)	(711)	(13,175)	(3,200)
Cash flows from financing activities:
Principal payments on long-term debt	—	(838)	—	—	—	(838)
Borrowings under revolving credit agreement	—	33,400	—	—	—	33,400
Repayments under revolving credit agreement	—	(46,900)	—	—	—	(46,900)
Repayments of intercompany loans	—	—	(13,175)	—	13,175	—
Other financing activities	228	—	—	—	—	228
Net cash provided by (used in) financing activities	228	(14,338)	(13,175)	—	13,175	(14,110)
Effect of exchange rates on cash and cash equivalents	—	—	(37)	83	—	46
Increase (decrease) in cash and cash equivalents	227	936	8,234	(11,011)	—	(1,614)
Cash and cash equivalents, beginning of period	53	2,564	11,798	20,572	—	34,987
Cash and cash equivalents, end of period	$280	$3,500	$20,032	$9,561	$—	$33,373

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(16)	$6,367	$9,986	$(4,221)	$—	$12,116
Cash flows from investing activities:
Capital expenditures	—	(1,446)	(8,983)	(1,035)	—	(11,464)
Other investing activities	—	(34)	—	—	—	(34)
Disbursements of intercompany loans	—	(317)	—	(952)	1,269	—
Intercompany dividends received	—	—	4,008	—	(4,008)	—
Net cash used in investing activities	—	(1,797)	(4,975)	(1,987)	(2,739)	(11,498)
Cash flows from financing activities:
Principal payments on long-term debt	—	(838)	(8,530)	—	—	(9,368)
Borrowings under revolving credit agreement	—	31,250	—	—	—	31,250
Repayments under revolving credit agreement	—	(32,850)	—	—	—	(32,850)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Proceeds from intercompany loans	—	—	952	317	(1,269)	—
Intercompany dividends paid	—	—	—	(4,008)	4,008	—
Net cash provided by (used in) financing activities	—	(2,438)	(7,578)	(5,277)	2,739	(12,554)
Effect of exchange rates on cash and cash equivalents	—	—	(409)	(596)	—	(1,005)
Increase (decrease) in cash and cash equivalents	(16)	2,132	(2,976)	(12,081)	—	(12,941)
Cash and cash equivalents, beginning of period	34	2,867	26,980	19,363	—	49,244
Cash and cash equivalents, end of period	$18	$4,999	$24,004	$7,282	$—	$36,303

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest, including WireCo WorldGroup Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. Such factors include, among others:

•	the general economic conditions in markets and countries where we have operations;

•	risks associated with our non-U.S. operations;

•	our ability to implement and maintain sufficient internal controls;

•	foreign currency exchange rate fluctuations;

•	the competitive environment in which we operate;

•	changes in the availability or cost of raw materials and energy;

•	risks associated with our manufacturing activities;

•	our ability to meet quality standards;

•	our ability to protect our trade names;

•	violations of laws and regulations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	our ability to successfully execute and integrate acquisitions;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	our significant indebtedness;

•	covenant restrictions;

•	the interests of our principal equity holder may not be aligned with the holders of our 9.50% Senior Notes; and

•	credit-rating downgrades.

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

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This MD&A includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include:

•	Adjusted EBITDA

•	Net Debt

•	Adjusted Working Capital

•	Free Cash Flow

We provide Adjusted EBITDA as a means to enhance communication with security holders by providing additional information regarding our operating results. We use this Non-GAAP Financial Measure internally to evaluate our performance, allocate resources, calculate debt covenant ratios and for incentive compensation purposes. We believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations, is required for debt covenant calculation purposes and is useful for peer and period-to-period comparisons of results considering our history of acquisitions.

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

First Quarter 2014 Highlights
The momentum from the latter half of 2013 continued into the first quarter of 2014. Net sales and Adjusted EBITDA improved 3% and 4%, respectively, from the fourth quarter of 2013 to the first quarter of 2014. In comparing the current quarter to the same period last year, our Adjusted EBITDA as a percentage of sales increased from 16.9% for the quarter ended March 31, 2013 to 17.3% for the quarter ended March 31, 2014. This growth was despite a decline in both net sales and Adjusted EBITDA in the first quarter of 2014 compared to the same period last year. Net sales were down primarily due to a decline in engineered product sales related to timing of projects and an out-of-period accounting error. For the three months ended March 31, 2014, we reported Adjusted EBITDA of $36.5 million and a net loss of less than $0.1 million, compared to Adjusted EBITDA of $37.6 million and a net loss of $11.4 million for the same period in 2013. The decrease in net loss of $11.3 million was primarily due to foreign currency exchange rate fluctuations. During the first quarter of 2013, we recorded $10.9 million of foreign currency exchange losses compared to $1.0 million of foreign currency exchange gains during the first quarter of 2014. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans. For the definition of Adjusted EBITDA and formal reconciliation to net loss, see the section titled “Adjusted EBITDA”.

Recent Developments
On April 16, 2014, the Company acquired certain assets from Endenburg B.V., headquartered in Gouda, Holland. Endenburg supplied high quality hoisting and lifting gear including steel wire ropes, shackles and fiber ropes for maritime, offshore and industrial markets. This acquisition will allow us to reorganize the Gouda location into a new crane center. This new facility establishes a key central stocking location with good inland transportation routes near the Rotterdam Port, allowing us to provide quicker response times and higher service levels to our European and international customer base. The maritime, offshore and heavy lifting business activities will be served from our existing maritime focused facility in Dordrecht, Holland.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended March 31, 2014 compared to three months ended March 31, 2013
The following table presents selected consolidated financial data for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Net sales	$210,502	$222,643	$(12,141)	5.5%
Gross profit	53,306	54,626	(1,320)	2.4%
Other operating expenses	(34,538)	(36,207)	1,669	4.6%
Other expense, net	(18,153)	(31,227)	13,074	41.9%
Income tax benefit (expense)	(658)	1,439	(2,097)	NM
Net loss	$(43)	$(11,369)	$11,326	NM
Gross profit as % of net sales	25.3%	24.5%
Other operating expenses as % of net sales	16.4%	16.3%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $12.1 million, or 5.5%, during the quarter ended March 31, 2014 as compared to the same period in 2013. The principal driver of this decline related to engineered products, which declined $12.8 million. Foreign currency exchange rate fluctuations contributed to an increase in sales of $3.4 million.

Rope sales for the quarter decreased $3.3 million. Increased sales in our fishing and maritime end markets were offset by declines in industrial and infrastructure, structures and mining end markets. Fishing sales increased $4.0 million quarter-over-quarter primarily due to improving market conditions. We saw a higher volume of purchases from our traditional customer base, growth from innovation in our netting product offerings, and expanded share in South American aquaculture farms. Maritime sales increased $2.2 million due to growth in new vessel build orders in the first quarter of 2014 compared to the first quarter of 2013.
Sales to industrial and infrastructure markets utilizing our crane ropes declined $3.8 million. We saw improvement in our crane rope sales this quarter compared to the second, third and fourth quarters in 2013, but were below the first quarter of 2013 largely driven by lower sales into Europe. The new crane center in Gouda is expected to make a contribution to sales in the latter half of 2014. Sales in our structures end markets were $2.4 million lower than first quarter of 2013 due to the postponement of various bridge projects. Due to the continued pressure on commodity prices and resulting overall level of spending from mining operators, sales to the mining end market declined $3.3 million versus the first quarter of 2013.
Our total oil and gas rope sales were relatively flat quarter-over-quarter. Onshore oil and gas sales increased quarter-over-quarter. We have added new customers both in North America and international markets. We also have benefited from improving rig count. According to Baker Hughes, the average rig count for the first quarter of 2014 was 2,307 compared to 2,295 in the first quarter of 2013. Gains in our onshore oil and gas sales were offset by decreases in oilfield exploration sales primarily due to fewer orders. Our offshore and EMC rope sales remained generally flat quarter-over-quarter.
Specialty wire sales did not significantly change for the three months ended March 31, 2014 compared to the same period last year. We have not seen a material improvement in the market conditions in Mexican infrastructure projects, which impacted performance of our wire sales in 2013.
Sales of engineered products decreased approximately $12.8 million. Of this decline, $5.8 million related to revenue that was recognized out-of-period and adjusted for in the second quarter of 2013. We improperly used the percentage-of-completion method of accounting, which resulted in recognizing revenue earlier than if we had not applied the method. The timing of projects in the first quarter of 2014 compared to the same period in the prior year resulted in the remaining decline of sales. As engineered products are more project focused, sales fluctuations can be more volatile on a quarterly basis.

Gross profit
Gross profit declined $1.3 million, directly related to reduced sales, but gross profit as a percentage of sales (“gross margin”) increased from 24.5% for the three months ended March 31, 2013 to 25.3% for the three months ended March 31, 2014. Improved margin performance is primarily attributable to favorable product mix towards higher margin products, and cost management. For example, our rope products have higher margins than our engineered products, which declined $12.8 million for the three months ended March 31, 2014 compared to the same period in the prior year. We continue to streamline operations to improve processes and reduce costs.

Other operating expenses

	Three months ended March 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Selling expenses	$(11,001)	$(11,530)	$529	4.6%
Administrative expenses	(20,390)	(20,519)	129	0.6%
Amortization expense	(3,147)	(4,158)	1,011	24.3%
Other operating expenses	$(34,538)	$(36,207)	$1,669	4.6%
Other operating expenses decreased $1.7 million, or 4.6%, for the three months ended March 31, 2014 compared to the same period in 2013. Overall, total other operating expenses as a percentage of net sales increased from 16.3% for the period ended March 31, 2013 to 16.4% for the period ended March 31, 2014. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses decreased $0.1 million, or 0.6%, in the first quarter of 2014 as compared to the same period in 2013. Lower reorganization and restructuring charges of $1.0 million and consulting fees of $0.8 million, were partially offset by higher share-based compensation of $1.1 million due to grants of options and restricted stock awards and a non-cash impairment charge of $0.6 million in the first quarter of 2014 on an office building that will be abandoned instead of sold.
Amortization expense decreased $1.0 million, or 24.3%, primarily due to certain finite-lived intangible assets becoming fully amortized in the first quarter of 2014.

Other expense, net
Other expense is comprised of the following financial statement line items:

	Three months ended March 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Interest expense, net	$(19,858)	$(20,220)	$362	1.8%
Foreign currency exchange gains (losses), net	950	(10,854)	11,804	108.8%
Other income (expense), net	755	(153)	908	593.5%
Total other expense, net	$(18,153)	$(31,227)	$13,074	41.9%
Other expense decreased by $13.1 million, or 41.9%, for the three months ended March 31, 2014 compared to the same period in 2013. This decline was primarily due to foreign currency exchange fluctuations. For the three months ended March 31, 2014, foreign currency exchange gains were $1.0 million compared to foreign currency exchange losses of $10.9 million for the same period in 2013. At March 31, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $456.7 million and $489.1 million, respectively. Foreign currency exchange rates did not change materially from December 31, 2013. In the first quarter of 2013, the net foreign currency exchange losses were primarily due to the depreciation of the euro and the Polish zloty. These losses were partially offset by gains related to the appreciation of the Mexican peso.

Income tax expense/benefit
For the three months ended March 31, 2014, we recorded income tax expense of $0.7 million compared to an income tax benefit of $1.4 million for the three months ended March 31, 2013. The resulting effective tax rate for the first quarter of 2014 and 2013 was 107.0% and 11.2%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by jurisdiction, and the effects of foreign tax rate differential.

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure defined as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC, (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP measures.
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net loss (GAAP)	$(43)	$(11,369)
Plus:
Interest expense, net	19,858	20,220
Income tax expense (benefit)	658	(1,439)
Depreciation and amortization	13,035	13,777
Foreign currency exchange losses (gains), net	(950)	10,854
Share-based compensation	1,762	634
Other expense (income), net	(755)	153
Acquisition costs	12	33
Purchase accounting (inventory step-up and other)	—	923
Advisory fees	952	1,037
Reorganization and restructuring charges	987	1,962
Non-cash impairment of fixed assets	598	—
Other adjustments	356	778
Adjusted EBITDA (Non-GAAP)	$36,470	$37,563	(a)
(a) Adjusted EBITDA for the three months ended March 31, 2013 is exclusive of an out-of-period accounting error. If we would have properly recorded the transaction, Adjusted EBITDA would have been $36.1 million. We use the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, we determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs using the percentage-of-completion method. As a result, we recorded an entry in the second quarter of 2013 that decreased Net sales and Cost of sales by $5.8 million and $4.3 million, respectively, to correct the untimely recognition of revenue and costs. This error was not material to the first quarter of 2013 and any previously reported periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
This quarter, we saw continued improvement in our initiatives to increase collection efforts on our accounts receivable, optimize inventory balances and negotiate payment terms with our suppliers. For the three months ended March 31, 2014, we generated cash flow from operating activities of $15.7 million. With regards to our deleveraging initiative, we reduced our borrowings outstanding under the Revolving Loan Facility by $13.5 million during the three months ended March 31, 2014.

Net Debt was $833.0 million and $845.3 million at March 31, 2014 and December 31, 2013, respectively. Our Net Leverage ratio was 6.03x at March 31, 2014, compared to 6.07x at December 31, 2013. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of total debt to Net Debt.

	March 31, 2014	December 31, 2013
	(in thousands)
Borrowings under Revolving Loan Facility	$18,500	$32,000
Polish Debt due 2014	8,810	8,860
Term Loan due 2017	329,975	330,813
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	491	688
Capital lease obligations	3,659	3,333
Total debt at face value plus capital lease obligations (GAAP)	868,935	883,194
Less: Cash and cash equivalents	(33,373)	(34,987)
Less: Restricted cash	(2,551)	(2,887)
Net Debt (Non-GAAP)	$833,011	$845,320

Free Cash Flow	Three months ended March 31, 2014
(in thousands)
Net cash provided by operating activities (GAAP)	$15,650
Less: capital expenditures	(3,200)
Plus: effect of exchange rates on cash and cash equivalents	46
Less: other items	(187)
Free Cash Flow (Non-GAAP)	$12,309
Free Cash Flow, a Non-GAAP Financial Measure, is defined as the change in Net Debt. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, slightly increased from $300.6 million as of December 31, 2013 to $311.3 million as of March 31, 2014. The increase in Adjusted Working Capital is primarily due to a build in inventory in anticipation of second quarter sales. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

The following is a reconciliation of Adjusted Working Capital to working capital:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts receivable	$160,427	$148,564
Inventories	239,831	228,245
Accounts payable	(88,950)	(76,181)
Adjusted Working Capital (Non-GAAP)	311,308	300,628
Plus: All other current assets	62,770	55,999
Less: All other current liabilities	(71,603)	(56,539)
Working capital (GAAP)	$302,475	$300,088

Available Liquidity
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $153.2 million at March 31, 2014. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and further restricted by certain covenants in our credit agreements. We had borrowed $18.5 million under the Revolving Loan Facility at March 31, 2014.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $33.4 million at March 31, 2014, cash and cash equivalents held in foreign countries were $29.6 million, of which $6.3 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and availability under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next twelve months. However, there can be no assurance of the cost or availability of future borrowings, if any, under our credit facilities or in the debt markets.

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by (used in)
Operating activities	$15,650	$12,116
Investing activities	(3,200)	(11,498)
Financing activities	(14,110)	(12,554)
Effect of exchange rates on cash and cash equivalents	46	(1,005)
Decrease in cash and cash equivalents	(1,614)	(12,941)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$33,373	$36,303

Cash from Operating Activities

	Three months ended March 31,
	2014	2013
	(in thousands)
Net loss	$(43)	$(11,369)
Adjustments to reconcile net loss to net cash provided by operating activities	16,827	27,095
Changes in assets and liabilities	(1,134)	(3,610)
Net cash provided by operating activities	$15,650	$12,116
Cash flow from operations increased over the prior period primarily due to higher cash earnings. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Three months ended March 31,
	2014	2013
	(in thousands)
Capital expenditures	$(3,200)	$(11,464)
Other investing activities	—	(34)
Net cash used in investing activities	$(3,200)	$(11,498)
For the remainder of the year, we will continue to invest in capital expenditures, primarily in emerging markets. During the second quarter of 2014, we purchased certain assets from Endenburg B.V. for approximately $4.7 million. The assets acquired included: inventory, equipment and customer lists.

Cash from Financing Activities

	Three months ended March 31,
	2014	2013
	(in thousands)
Principal payments on long-term debt	$(838)	$(9,368)
Net repayments under revolving credit agreement	(13,500)	(1,600)
Repayments of short-term borrowings	—	(1,586)
Other financing activities	228	—
Net cash used in financing activities	$(14,110)	$(12,554)
During the first quarter of 2014, we paid $14.3 million on our long-term debt, and we expect to continue to pay down our long-term debt balances. In the second quarter of 2014, we will make an excess cash flow payment of approximately $3.4 million on the Term Loan due 2014.

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2013.

Debt Covenant Compliance
As of March 31, 2014, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.35x. The maximum Senior Secured Net Leverage Ratio was set at 3.50x of Acquisition Adjusted EBITDA, with more restricted step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016.

Contractual Obligations and Commitments
As of March 31, 2014, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2013.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from the disclosure in our annual report on Form 10-K for the year ended December 31, 2013. We also periodically maintain standby letters of credit for purchase of inventory, contract performance on certain sales contracts and other guarantees of our performance.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies since year-end.

Recently Issued Accounting Standards
None applicable.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There was no material change from the information included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on Form 10-K for the year ended December 31, 2013.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act). Based on this evaluation, the Company's CEO and CFO concluded that, due to an unremediated material weakness in internal control over financial reporting in the areas of accounting for income taxes described below, the Company's disclosure controls and procedures were not effective.
The Company had a material weakness in internal control over financial reporting in the areas of accounting for income taxes for the years ended December 31, 2013 and 2012. Specifically, the Company did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance) and uncertain tax positions.
The Company is continuing to implement remedial actions regarding the material weakness. In March 2014, the Company hired a Vice President of Tax and Treasury and is in the process of recruiting other key tax personnel. Our current remediation plan includes the following: (i) further investigate the root cause of the material weakness, (ii) design more detailed tax packages to gather tax provision information, (iii) schedule regular tax discussions with significant locations, (iv) provide training to significant locations and (v) review tax provision process documentation. Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting and will, over time, address the related material weakness identified. However, the above material weakness will not be considered remediated until these improvements have been fully implemented and are operating effectively for an adequate period of time.
Notwithstanding the unremediated material weakness, management, including our CEO and CFO, believes the consolidated financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the actions described above, there was no change in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 8—“Contingencies” to our unaudited interim consolidated financial statements included in Item 1 of this quarterly report.

Item 1A.Risk Factors
There have been no material changes in our Risk Factors from those disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2013.

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

WireCo WorldGroup Inc.
(Registrant)

Dated:	May 8, 2014	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory for Registrant)