Form 10-Q
period 2014-06-30
WireCo WorldGroup Inc.
filed 2014-08-07
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of August 1, 2014 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended June 30, 2014

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

Assets	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$37,003	$34,987
Restricted cash	2,429	2,887
Accounts receivable, less allowance for doubtful accounts of $2,414 and $3,458, at June 30, 2014 and December 31, 2013, respectively	159,652	148,564
Inventories, net	248,400	228,245
Current deferred income tax assets	7,690	5,468
Prepaid expenses and other current assets	15,776	12,657
Total current assets	$470,950	$432,808
Property, plant and equipment, less accumulated depreciation of $178,270 and $163,250, at June 30, 2014 and December 31, 2013, respectively	355,436	366,338
Intangible assets, net	143,640	150,287
Goodwill	196,758	198,329
Deferred financing fees, net	19,175	22,702
Non-current deferred income tax assets	1,723	8,078
Other non-current assets	16,300	20,673
Total assets	$1,203,982	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,801	$14,933
Interest payable	6,638	6,731
Accounts payable	94,821	76,181
Accrued compensation and benefits	24,974	17,873
Current deferred income tax liabilities	2,047	742
Other current liabilities	14,612	16,260
Total current liabilities	$154,893	$132,720
Long-term debt, excluding current maturities	856,544	862,492
Non-current deferred income tax liabilities	68,578	75,763
Other non-current liabilities	30,651	32,007
Total liabilities	$1,110,666	$1,102,982
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,053,174 shares issued, respectively, 2,005,205 and 2,004,005 shares outstanding, respectively	$21	$21
Additional paid-in capital	228,637	225,106
Accumulated other comprehensive loss	(21,829)	(18,527)
Accumulated deficit	(97,365)	(94,809)
Treasury stock, at cost. 49,169 shares at June 30, 2014 and December 31, 2013	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$94,999	$97,326
Non-controlling interests	(1,683)	(1,093)
Total stockholders’ equity	$93,316	$96,233
Total liabilities and stockholders’ equity	$1,203,982	$1,199,215
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$226,507	$189,753	$437,009	$412,397
Cost of sales	(166,350)	(145,890)	(323,546)	(313,907)
Gross profit	60,157	43,863	113,463	98,490
Other operating expenses:
Selling expenses	(11,540)	(10,273)	(22,541)	(21,802)
Administrative expenses	(21,082)	(21,044)	(41,472)	(41,563)
Amortization expense	(2,591)	(4,437)	(5,739)	(8,595)
Total other operating expenses	(35,213)	(35,754)	(69,752)	(71,960)
Operating income	24,944	8,109	43,711	26,530
Other income (expense):
Interest expense, net	(20,116)	(20,456)	(39,974)	(40,676)
Foreign currency exchange gains (losses), net	(4,045)	836	(3,094)	(10,017)
Other income (expense), net	(176)	866	578	713
Total other expense, net	(24,337)	(18,754)	(42,490)	(49,980)
Income (loss) before income taxes	607	(10,645)	1,221	(23,450)
Income tax expense	(2,704)	(2,792)	(3,363)	(1,353)
Net loss	(2,097)	(13,437)	(2,142)	(24,803)
Less: Net income (loss) attributable to non-controlling interests	(73)	(589)	414	(355)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(2,024)	$(12,848)	$(2,556)	$(24,448)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(2,097)	$(13,437)	$(2,142)	$(24,803)
Other comprehensive loss:
Foreign currency translation gain (loss)	(1,212)	390	(4,306)	(168)
Comprehensive loss	(3,309)	(13,047)	(6,448)	(24,971)
Less: Comprehensive income (loss) attributable to non-controlling interests	(179)	(635)	(590)	(442)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(3,130)	$(12,412)	$(5,858)	$(24,529)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,142)	$(24,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,948	28,316
Amortization of debt issuance costs, discounts and premium	4,177	4,322
Share-based compensation	3,570	1,726
Other non-cash items	(314)	2,062
Unrealized foreign currency exchange losses, net	2,559	8,486
Provision for deferred income taxes	(1,364)	(1,723)
Changes in assets and liabilities, net of business acquired:
Accounts receivable	(9,814)	(21,200)
Inventories	(20,175)	1,600
Prepaids and other assets	241	(313)
Interest payable	(117)	254
Accounts payable	18,620	557
Other accrued liabilities	4,533	2,364
Net cash provided by operating activities	$25,722	$1,648
Cash flows from investing activities:
Capital expenditures	(9,624)	(18,290)
Acquisition of business	(4,573)	—
Other investing activities	—	(34)
Net cash used in investing activities	$(14,197)	$(18,324)
Cash flows from financing activities:
Principal payments on long-term debt	(4,792)	(10,205)
Borrowings under revolving credit agreement	87,000	86,930
Repayments under revolving credit agreement	(91,750)	(73,380)
Repayments of short-term borrowings	—	(1,586)
Other financing activities	(39)	—
Net cash provided by (used in) financing activities	$(9,581)	$1,759
Effect of exchange rates on cash and cash equivalents	72	(610)
Increase (decrease) in cash and cash equivalents	$2,016	$(15,527)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$37,003	$33,717
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$35,541	$36,132
Cash paid for income taxes, net of refunds	5,616	4,027
Debt issuance costs and amendment fees	—	2,427
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest (collectively, the “Company”). The consolidated financial statements include the activity of Lankhorst Euronete - Indústria e Comércio Ltda and WireCo WorldGroup US Holdings, Inc., both indirect subsidiaries of the Company that are not wholly-owned, but over which the Company has control. The Company reports the non-controlling interests in these consolidated subsidiaries as a component of equity separate from the Company's equity. The Company's ownership interest in certain other entities are accounted for under the equity method and are not consolidated. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, the Company determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs using the percentage-of-completion method. As a result, the Company recorded an entry in the second quarter of 2013 that decreased Net sales and Cost of sales by $5,776 and $4,340, respectively, to correct the untimely recognition of revenue and costs. This error was not material to the second quarter of 2013 and any previously reported periods.
Accounting Pronouncement Adopted During 2014
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires the netting of unrecognized tax benefits against all same-jurisdiction deferred tax assets for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The Company adopted ASU 2013-11 prospectively on January 1, 2014, which only affected presentation on the Consolidated Balance Sheet. There was no impact on the Company's operating results.
Accounting Pronouncement Issued During 2014
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective on January 1, 2017 and early adoption is not permitted. ASU 2014-09 allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect of ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	June 30, 2014	December 31, 2013
Raw materials, net	$80,733	$74,486
Work in process	22,989	18,612
Finished goods, net	144,678	135,147
Inventories, net	$248,400	$228,245

(3) Intangible Assets and Goodwill
The components of intangible assets were as follows as of the dates indicated:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$132,240	$(87,102)	$45,138	$132,397	$(82,569)	$49,828
Patented and unpatented technology	24,209	(10,303)	13,906	24,320	(9,508)	14,812
Other	7,110	(6,849)	261	7,193	(6,966)	227
Total finite-lived intangible assets	$163,559	$(104,254)	$59,305	$163,910	$(99,043)	$64,867

Using the exchange rates in effect at period end, estimated amortization of intangible assets as of June 30, 2014 was as follows:

Remainder of 2014	$5,172
2015	10,253
2016	9,976
2017	8,176
2018	4,165
Thereafter	21,563
Total	$59,305

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of June 30, 2014 and December 31, 2013 were $84,335 and $85,420, respectively.
The change in the carrying value of goodwill was as follows as of the dates indicated:

Total
December 31, 2013	$198,329
Foreign currency translation	(1,571)
June 30, 2014	$196,758

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	June 30, 2014	December 31, 2013
Borrowings under Revolving Loan Facility	$27,250	$32,000
Polish Debt due 2014	8,756	8,860
Term Loan due 2017	326,021	330,813
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	594	688
Total debt at face value	870,121	879,861
Less: Unamortized discount, net	(1,776)	(2,436)
Less: Current maturities of long-term debt	(11,801)	(14,933)
Total long-term debt	$856,544	$862,492
As of June 30, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2013.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of June 30, 2014, availability under the Revolving Loan Facility was $117,163. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $587 at June 30, 2014. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at June 30, 2014 was 5.48% and 6.00%, respectively.

Recent Developments - 11.75% Senior Notes due 2017
On July 16, 2014, WireCo WorldGroup Inc. entered into an Amendment to the Note Purchase Agreement governing the 11.75% Senior Notes that reduced the interest rate from 11.75% to 9.00% and provided a waiver for the notice of redemption. On July 17, 2014, the Company redeemed $26,500 of the $82,500 aggregate principal amount of the 11.75% Senior Notes, using cash drawn under the Revolving Loan Facility. As a result of redeeming earlier than the stated maturity of May 15, 2017, the Company paid a call premium of approximately $400. Giving effect to this transaction, the Company's availability under the Revolving Loan Facility was $90,263.

Interest expense, net
Net interest expense consists of:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest on long-term debt	$18,070	$18,749	$36,114	$37,095
Amortization of debt issuance costs, discounts and premium	2,099	2,163	4,177	4,322
Capitalized interest	(123)	(538)	(370)	(813)
Other	70	82	53	72
Interest expense, net	$20,116	$20,456	$39,974	$40,676

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

(5) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Polish Debt due 2014. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The carrying amounts and estimated fair values of the Company’s long-term debt at June 30, 2014 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$27,250	$27,250
Term Loan due 2017	324,122	328,466
9.50% Senior Notes due 2017	425,518	435,625
11.75% Senior Notes due 2017	82,500	82,500
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

(6) Share-based Compensation
Changes in the Company's outstanding service-based stock option awards since December 31, 2013 were as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2013	481,970	$163.19
Granted	40,000	288.68
Exercised	(1,200)	190.00
Expired	(346)	294.18
Other	(3,933)	100.00
Outstanding at June 30, 2014	516,491	$173.24	5.51
Vested and expected to vest as of June 30, 2014	516,491	173.24	5.51
Exercisable at June 30, 2014	348,591	128.93	3.75
The fair value of the service-based stock option awards granted during 2014 were estimated on the date of grant using the Black-Scholes option-pricing model. Since there were multiple grant dates, the range of assumptions used in the model are noted in the following table.

2014
Expected volatility (1)	44.56% - 45.36%
Risk-free interest rate (2)	1.99% - 2.24%
Expected term of the option (years) (3)	6.50
Expected dividend yield	—%
Grant-date fair value	$129.37 - $138.42

(1)	Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.

(2)	Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.

(3)	Based on the expected term considering vesting and contractual terms.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

At June 30, 2014, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock option awards that remains to be expensed was $19,576, with the weighted average remaining years to vest of approximately 2.13 years. There were 26,779 awards available for future grants under the 2008 Long Term Incentive Plan at June 30, 2014.

(7) Restructuring
During 2013, the Company formalized a restructuring plan, which included changes in certain executive management positions and headcount reductions at certain manufacturing facilities due to lower than expected sales volumes. As a result of these actions, the Company recorded restructuring charges related to employee termination and related benefits in Administrative expenses in the consolidated statement of operations during the year ended December 31, 2013. The accrual balances are included in Other current liabilities on the consolidated balance sheets.

A rollforward of these restructuring activities is set forth below:

Balance at December 31, 2013	$2,812
Payments made in 2014	(1,925)
Balance at June 30, 2014	$887

(8) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
The effective income tax rate for the three months ended June 30, 2014 and 2013 was 445.5% and (26.2)%, respectively. The effective income tax rate for the six months ended June 30, 2014 and 2013 was 275.4% and (5.8)%, respectively. The Company's effective tax rates differ from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by jurisdiction, and the effects of foreign tax rate differential.

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
(in thousands, except share and per share data)
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

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Product line net sales	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Rope	$161,915	72%	$145,397	76%	$321,543	74%	$306,041	74%
Specialty Wire	35,459	16%	31,256	16%	68,567	16%	63,256	15%
Engineered Products	29,133	12%	13,100	8%	46,899	10%	43,100	11%
	$226,507	100%	$189,753	100%	$437,009	100%	$412,397	100%

(11) Condensed Consolidating Financial Statements
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29	$5,071	$22,646	$9,257	$—	$37,003
Restricted cash	—	—	2,429	—	—	2,429
Accounts receivable, net	—	44,086	81,022	34,544	—	159,652
Intercompany accounts receivable	23,945	31,837	118,416	9,036	(183,234)	—
Inventories, net	—	77,614	139,575	31,211	—	248,400
Current deferred income tax assets	—	3,139	4,412	139	—	7,690
Prepaid expenses and other current assets	—	2,698	9,807	3,271	—	15,776
Total current assets	$23,974	$164,445	$378,307	$87,458	$(183,234)	$470,950
Long-term intercompany notes receivable	—	455,172	4,780	3,111	(463,063)	—
Property, plant and equipment, net	—	56,158	251,173	48,105	—	355,436
Intangible assets, net	—	35,867	82,191	25,582	—	143,640
Goodwill	—	117,124	55,461	24,173	—	196,758
Investments in subsidiaries	77,407	—	40,154	6,704	(124,265)	—
Deferred financing fees, net	—	19,175	—	—	—	19,175
Non-current deferred income tax assets	—	(4,798)	5,598	923	—	1,723
Other non-current assets	—	153	16,137	10	—	16,300
Total assets	$101,381	$843,296	$833,801	$196,066	$(770,562)	$1,203,982
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,318	$8,460	$23	$—	$11,801
Interest payable	—	6,447	181	10	—	6,638
Accounts payable	—	16,781	55,177	22,863	—	94,821
Accrued compensation and benefits	—	5,984	14,723	4,267	—	24,974
Intercompany accounts payable	1,365	68,098	37,477	76,426	(183,366)	—
Current deferred income tax liabilities	—	—	(37)	1,733	351	2,047
Other current liabilities	—	3,163	7,606	3,843	—	14,612
Total current liabilities	$1,365	$103,791	$123,587	$109,165	$(183,015)	$154,893
Long-term debt, excluding current maturities	—	856,072	472	—	—	856,544

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Long-term intercompany notes payable	6,700	—	448,956	7,418	(463,074)	—
Non-current deferred income tax liabilities	—	1,920	56,268	10,390	—	68,578
Other non-current liabilities	—	7,371	21,276	2,004	—	30,651
Total liabilities	$8,065	$969,154	$650,559	$128,977	$(646,089)	$1,110,666
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	94,999	(121,669)	184,925	64,583	(127,839)	94,999
Non-controlling interests	(1,683)	(4,189)	(1,683)	2,506	3,366	(1,683)
Total stockholders’ equity	$93,316	$(125,858)	$183,242	$67,089	$(124,473)	$93,316
Total liabilities and stockholders’ equity	$101,381	$843,296	$833,801	$196,066	$(770,562)	$1,203,982

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
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
(in thousands, except share and per share data)
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$74,769	$130,732	$54,887	$(33,881)	$226,507
Cost of sales	—	(57,626)	(102,613)	(40,525)	34,414	(166,350)
Gross profit	—	17,143	28,119	14,362	533	60,157
Other operating expenses:
Selling expenses	—	(2,993)	(5,361)	(3,186)	—	(11,540)
Administrative expenses	(153)	(12,571)	(6,806)	(1,102)	(450)	(21,082)
Amortization expense	—	(757)	(1,564)	(270)	—	(2,591)
Total other operating expenses	(153)	(16,321)	(13,731)	(4,558)	(450)	(35,213)
Operating income (loss)	(153)	822	14,388	9,804	83	24,944
Other income (expense):
Interest income (expense), net	(102)	(11,172)	(8,871)	29	—	(20,116)
Equity income (losses) from subsidiaries	(1,769)	—	(2,506)	842	3,433	—
Foreign currency exchange gains (losses), net	—	123	(3,274)	(894)	—	(4,045)
Other income (expense), net	—	(363)	189	(2)	—	(176)
Total other expense, net	(1,871)	(11,412)	(14,462)	(25)	3,433	(24,337)
Income (loss) before income taxes	(2,024)	(10,590)	(74)	9,779	3,516	607
Income tax expense	—	(4)	(1,892)	(808)	—	(2,704)
Net income (loss)	(2,024)	(10,594)	(1,966)	8,971	3,516	(2,097)
Less: Net income (loss) attributable to non-controlling interests	—	—	(355)	282	—	(73)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(2,024)	(10,594)	(1,611)	8,689	3,516	(2,024)
Comprehensive income (loss)	$(3,309)	$(10,594)	$(754)	$(945)	$12,293	$(3,309)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,972	$119,158	$25,929	$(28,306)	$189,753
Cost of sales	—	(56,367)	(96,452)	(21,492)	28,421	(145,890)
Gross profit	—	16,605	22,706	4,437	115	43,863
Other operating expenses:
Selling expenses	—	(3,422)	(4,766)	(2,085)	—	(10,273)
Administrative expenses	(671)	(10,465)	(7,839)	(2,069)	—	(21,044)
Amortization expense	—	(1,432)	(2,468)	(537)	—	(4,437)
Total other operating expenses	(671)	(15,319)	(15,073)	(4,691)	—	(35,754)
Operating income (loss)	(671)	1,286	7,633	(254)	115	8,109
Other income (expense):
Interest expense, net	(102)	(11,372)	(8,910)	(72)	—	(20,456)
Equity losses from subsidiaries	(12,075)	—	(11,887)	(441)	24,403	—
Foreign currency exchange gains (losses), net	—	(378)	2,095	(881)	—	836
Other income (expense), net	—	(77)	942	1	—	866
Total other expense, net	(12,177)	(11,827)	(17,760)	(1,393)	24,403	(18,754)
Loss before income taxes	(12,848)	(10,541)	(10,127)	(1,647)	24,518	(10,645)
Income tax benefit (expense)	—	132	(2,815)	(109)	—	(2,792)
Net loss	(12,848)	(10,409)	(12,942)	(1,756)	24,518	(13,437)
Less: Net loss attributable to non-controlling interests	—	—	(323)	(266)	—	(589)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	(12,848)	(10,409)	(12,619)	(1,490)	24,518	(12,848)
Comprehensive income (loss)	$(13,047)	$(10,409)	$(13,332)	$2,635	$21,106	$(13,047)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Six months ended June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$146,993	$258,970	$94,415	$(63,369)	$437,009
Cost of sales	—	(113,480)	(202,863)	(71,158)	63,955	(323,546)
Gross profit	—	33,513	56,107	23,257	586	113,463
Other operating expenses:
Selling expenses	—	(5,914)	(10,351)	(6,276)	—	(22,541)
Administrative expenses	(297)	(25,005)	(13,638)	(2,282)	(250)	(41,472)
Amortization expense	—	(1,224)	(3,942)	(573)	—	(5,739)
Total other operating expenses	(297)	(32,143)	(27,931)	(9,131)	(250)	(69,752)
Operating income (loss)	(297)	1,370	28,176	14,126	336	43,711
Other income (expense):
Interest income (expense), net	(204)	(22,148)	(17,787)	165	—	(39,974)
Equity income (losses) from subsidiaries	(2,055)	—	(7,860)	1,280	8,635	—
Foreign currency exchange gains (losses), net	—	102	(3,502)	306	—	(3,094)
Other income (expense), net	—	(372)	923	27	—	578
Total other income (expense), net	(2,259)	(22,418)	(28,226)	1,778	8,635	(42,490)
Income (loss) before income taxes	(2,556)	(21,048)	(50)	15,904	8,971	1,221
Income tax expense	—	(27)	(2,351)	(985)	—	(3,363)
Net income (loss)	(2,556)	(21,075)	(2,401)	14,919	8,971	(2,142)
Less: Net income (loss) attributable to non-controlling interests	—	—	(706)	1,120	—	414
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(2,556)	(21,075)	(1,695)	13,799	8,971	(2,556)
Comprehensive income (loss)	$(6,448)	$(21,075)	$1,905	$(289)	$19,459	$(6,448)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Six months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$152,514	$249,497	$68,150	$(57,764)	$412,397
Cost of sales	—	(118,018)	(197,708)	(56,343)	58,162	(313,907)
Gross profit	—	34,496	51,789	11,807	398	98,490
Other operating expenses:
Selling expenses	—	(7,222)	(10,533)	(4,047)	—	(21,802)
Administrative expenses	(748)	(20,024)	(16,733)	(4,058)	—	(41,563)
Amortization expense	—	(2,864)	(4,662)	(1,069)	—	(8,595)
Total other operating expenses	(748)	(30,110)	(31,928)	(9,174)	—	(71,960)
Operating income (loss)	(748)	4,386	19,861	2,633	398	26,530
Other income (expense):
Interest expense, net	(204)	(22,292)	(17,984)	(196)	—	(40,676)
Equity income (losses) from subsidiaries	(23,496)	—	(16,498)	71	39,923	—
Foreign currency exchange losses, net	—	(171)	(9,201)	(645)	—	(10,017)
Other income (expense), net	—	(250)	960	3	—	713
Total other expense, net	(23,700)	(22,713)	(42,723)	(767)	39,923	(49,980)
Income (loss) before income taxes	(24,448)	(18,327)	(22,862)	1,866	40,321	(23,450)
Income tax benefit (expense)	—	9	(1,364)	2	—	(1,353)
Net income (loss)	(24,448)	(18,318)	(24,226)	1,868	40,321	(24,803)
Less: Net income (loss) attributable to non-controlling interests	—	—	(588)	233	—	(355)
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	(24,448)	(18,318)	(23,638)	1,635	40,321	(24,448)
Comprehensive income (loss)	$(24,971)	$(18,318)	$(24,058)	$19,434	$22,942	$(24,971)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(252)	$(8,120)	$44,049	$(9,955)	$—	$25,722
Cash flows from investing activities:
Capital expenditures	—	(2,296)	(5,300)	(2,028)	—	(9,624)
Acquisition of business	—	—	—	(4,573)	—	(4,573)
Repayments from intercompany loans	—	26,035	3,570	819	(30,424)	—
Investment in subsidiaries	—	—	(4,573)	—	4,573	—
Net cash provided by (used in) investing activities	$—	$23,739	$(6,303)	$(5,782)	$(25,851)	$(14,197)
Cash flows from financing activities:
Principal payments on long-term debt	—	(4,792)	—	—	—	(4,792)
Borrowings under revolving credit agreement	—	87,000	—	—	—	87,000
Repayments under revolving credit agreement	—	(91,750)	—	—	—	(91,750)
Capital contributions received	—	—	—	4,573	(4,573)	—
Repayments of intercompany loans	—	(3,570)	(26,854)	—	30,424	—
Other financing activities	228	—	(267)	—	—	(39)
Net cash provided by (used in) financing activities	$228	$(13,112)	$(27,121)	$4,573	$25,851	$(9,581)
Effect of exchange rates on cash and cash equivalents	—	—	223	(151)	—	72
Increase (decrease) in cash and cash equivalents	$(24)	$2,507	$10,848	$(11,315)	$—	$2,016
Cash and cash equivalents, beginning of period	53	2,564	11,798	20,572	—	34,987
Cash and cash equivalents, end of period	$29	$5,071	$22,646	$9,257	$—	$37,003

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Six months ended June 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$65	$(17,592)	$21,764	$(2,589)	$—	$1,648
Cash flows from investing activities:
Capital expenditures	—	(2,560)	(13,954)	(1,776)	—	(18,290)
Other investing activities	—	(34)	—	—	—	(34)
Disbursements of intercompany loans	—	(1,396)	(10,602)	(952)	12,950	—
Intercompany dividends received	5,800	—	4,008	—	(9,808)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Net cash provided by (used in) investing activities	$—	$(3,990)	$(20,548)	$(2,728)	$8,942	$(18,324)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,675)	(8,530)	—	—	(10,205)
Borrowings under revolving credit agreement	—	86,930	—	—	—	86,930
Repayments under revolving credit agreement	—	(73,380)	—	—	—	(73,380)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Proceeds from intercompany loans	—	10,603	2,040	307	(12,950)	—
Capital contributions received	—	—	5,800	—	(5,800)	—
Intercompany dividends paid	—	—	(5,800)	(4,008)	9,808	—
Net cash provided by (used in) financing activities	$—	$22,478	$(6,490)	$(5,287)	$(8,942)	$1,759
Effect of exchange rates on cash and cash equivalents	—	—	(441)	(169)	—	(610)
Increase (decrease) in cash and cash equivalents	$65	$896	$(5,715)	$(10,773)	$—	$(15,527)
Cash and cash equivalents, beginning of period	34	2,867	26,980	19,363	—	49,244
Cash and cash equivalents, end of period	$99	$3,763	$21,265	$8,590	$—	$33,717

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

•	Adjusted EBITDA

•	Adjusted Working Capital

•	Net Debt

•	Free Cash Flow

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

We provide Adjusted Working Capital, Net Debt and Free Cash Flow as additional information regarding our liquidity. We believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in restricted cash and available cash that could be used to repay outstanding debt. We believe that the Free Cash Flow measure is meaningful to investors because it represents the cash flow we have available to pay down debt and/or invest for future growth. It is important to note that Free Cash Flow does not represent the residual cash flow available for discretionary expenditures since other non-discretionary expenditures, such as mandatory debt service requirements, are not deducted from the measure.

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

First Half of 2014 Highlights
Results continued to improve with meaningful growth in sales, Adjusted EBITDA and cash generation. Net sales improved 19.4% and 6.0% for the second quarter and first half of 2014, respectively, compared to the same periods from the prior year. Rope sales increased 11.4% and 5.1% in the second quarter and first half of 2014, respectively, as compared to the same periods in 2013. Strengths in certain rope end markets, such as oil and gas, fishing and maritime, contributed to the increase. Lower first quarter sales to the industrial and infrastructure and mining rope end markets impacted the level of sales for the first half of 2014 compared to 2013. Sales of engineered products increased 122.4% and 8.8% for the second quarter and first half of 2014, respectively, compared to the same periods in 2013, with most growth being due to the offshore end market. Specialty wire sales picked up in 2014 both on a quarter-over-quarter and year-over-year basis. For the first half of the year, specialty wire sales are 8.4% higher than 2013 driven both by improvement in the Mexican market and continued growth in Europe.

In April, we acquired certain assets from Endenburg B.V. to reorganize into a new distribution facility called WireCo Crane Center. Endenburg B.V. is headquartered in Gouda, Holland and supplied high quality hoisting and lifting gear, among other products. This crane center establishes a key central stocking location with good inland transportation routes near the Rotterdam Port, allowing us to provide quicker response times and higher service levels to our European and international customer base. The new crane center in Gouda is expected to make a contribution to rope sales in the latter half of 2014.

Adjusted EBITDA as a percentage of sales was 18.2% and 17.8% for the three and six months ended June 30, 2014 compared to 16.3% and 16.6% for the three and six months ended June 30, 2013. The Adjusted EBITDA growth can primarily be attributed to sales growth and efficiencies gained in our plant operations, including freight and distribution. Adjusted EBITDA in relation to net loss, the most directly comparable GAAP measure, is included in the table below. For the definition of Adjusted EBITDA and formal reconciliation to net loss, see the section titled “Adjusted EBITDA”.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Adjusted EBITDA (Non-GAAP)	$41,323	$30,982	$77,793	$68,543
Net loss as reported (GAAP)	$(2,097)	$(13,437)	$(2,142)	$(24,803)

The decrease in net loss of $11.3 million quarter-over-quarter was primarily due to sales growth and margin enhancement offset by foreign currency exchange losses. The decrease in net loss of $22.7 million year-over-year was primarily due to sales growth, margin enhancement and less foreign currency exchange losses. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans.

We generated cash flow from operations of $25.7 million for the six months ended June 30, 2014, even with semi-annual interest payments of approximately $25.0 million. This is evidence of strong business performance, improved collection efforts and close management of payment terms.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter or year-to-date period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended June 30, 2014 compared to three months ended June 30, 2013
The following table presents selected consolidated financial data for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Net sales	$226,507	$189,753	$36,754	19.4%
Gross profit	60,157	43,863	16,294	37.1%
Other operating expenses	(35,213)	(35,754)	541	(1.5)%
Other expense, net	(24,337)	(18,754)	(5,583)	29.8%
Income tax expense	(2,704)	(2,792)	88	NM
Net loss	$(2,097)	$(13,437)	$11,340	NM
Gross profit as % of net sales	26.6%	23.1%
Other operating expenses as % of net sales	15.5%	18.8%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $36.8 million, or 19.4%, during the quarter ended June 30, 2014 as compared to the same period in 2013. Foreign currency exchange rate fluctuations contributed $5.7 million of the increase.

Rope sales for the quarter increased $12.5 million primarily due to increased sales in our oil and gas and fishing end markets. Orders for our offshore oil and gas products were up $6.8 million primarily due to increased production at our Brazilian facility. Onshore oil and gas sales increased $2.9 million driven by the improving rig count and new customer growth. According to Baker Hughes, the average North American rig count for the second quarter of 2014 was 2,054 compared to 1,916 in the second quarter of 2013, a 7.2% increase. Fishing sales increased $2.5 million quarter-over-quarter primarily due to product innovation in our netting offering, growth in South America and improving global market conditions. Sales to industrial and infrastructure markets utilizing our crane ropes declined slightly compared to the same period in prior year.

Specialty wire sales increased $3.9 million for the three months ended June 30, 2014 compared to the same period last year due to slight improvement in market conditions in Mexico, as well as continued growth in Europe.
Sales of engineered products increased approximately $14.7 million. Of the increase, $5.8 million was related to lower than normal sales in the second quarter of 2013 due to a correction of an accounting error. The timing of projects and new offshore contracts resulted in the remaining increase in sales.

Gross profit
Gross profit increased $16.3 million for the three months ended June 30, 2014 compared to the same period last year. Gross profit as a percentage of sales (“gross margin”) increased from 23.1% for the three months ended June 30, 2013 to 26.6% for the three months ended June 30, 2014. Improved margin performance is primarily attributable to favorable product mix towards higher margin products, including innovative products, cost management and efficiencies in our production facilities.

Other operating expenses

	Three months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(11,540)	$(10,273)	$(1,267)	12.3%
Administrative expenses	(21,082)	(21,044)	(38)	0.2%
Amortization expense	(2,591)	(4,437)	1,846	(41.6)%
Other operating expenses	$(35,213)	$(35,754)	$541	(1.5)%
Other operating expenses decreased $0.5 million, or 1.5%, for the three months ended June 30, 2014 compared to the same period in 2013. Overall, total other operating expenses as a percentage of net sales declined from 18.8% for the second quarter of 2013 to 15.5% for the second quarter of 2014.
Selling expenses increased $1.3 million, or 12.3%, in the second quarter of 2014 as compared to the same period in 2013. Commissions increased $0.7 million directly related to the increase in sales. Foreign currency exchange rate fluctuations accounted for $0.3 million of the increase in selling expenses.
Administrative expenses increased less than $0.1 million, or 0.2%, in the second quarter of 2014 as compared to the same period in 2013. Higher compensation of $3.4 million and bad debt expense of $0.6 million was partially offset by lower reorganization and restructuring charges of $3.4 million, bank fees of $0.7 million and advisory fees of $0.4 million. Incentive compensation, based on Adjusted EBITDA, was $2.7 million higher in the second quarter of 2014 compared to the second quarter of 2013 as no bonus was earned in the second quarter of 2013. Also, share-based compensation increased $0.7 million for the three months ended June 30, 2014 compared to the same period in prior year due to grants of options and restricted stock awards issued. Bad debt expense was lower in the second quarter of 2013 due to collection of a reserved amount. Foreign currency exchange rate fluctuations accounted for $0.4 million of the increase. In 2013, we underwent an organizational restructuring, which included changes in executive management positions. Also, we incurred non-capitalizable bank fees in the second quarter of 2013 associated with the Second Amendment of the Credit Agreement.
Amortization expense decreased $1.8 million, or 41.6%, primarily due to certain finite-lived intangible assets becoming fully amortized effective in the first quarter of 2014.

Other expense, net

	Three months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(20,116)	$(20,456)	$340	(1.7)%
Foreign currency exchange gains (losses), net	(4,045)	836	(4,881)	(583.9)%
Other income (expense), net	(176)	866	(1,042)	(120.3)%
Total other expense, net	$(24,337)	$(18,754)	$(5,583)	29.8%
Other expense increased by $5.6 million, or 29.8%, for the three months ended June 30, 2014 compared to the same period in 2013. This increase was primarily due to foreign currency exchange fluctuations. For the three months ended June 30, 2014, foreign currency exchange losses were $4.0 million compared to foreign currency exchange gains of $0.8 million for the same period in 2013. At June 30, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $452.2 million and $479.6 million, respectively. Foreign currency exchange losses for the second quarter of 2014 primarily related to the depreciation of the euro. The U.S. dollar to euro exchange rate at March 31, 2014 was $1.00 to €0.7253 compared to $1.00 to €0.7322 at June 30, 2014. In the second quarter of 2013, foreign currency exchange gains related to the appreciation of the euro were partially offset by foreign currency exchange losses related to the depreciation of the Mexican peso and the Polish zloty.

Income tax expense
For the three months ended June 30, 2014, we recorded income tax expense of $2.7 million compared to $2.8 million for the three months ended June 30, 2013. The resulting effective tax rate for the second quarter of 2014 and 2013 was 445.5% and (26.2)%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by jurisdiction, and the effects of foreign tax rate differential.

Six months ended June 30, 2014 compared to six months ended June 30, 2013
The following table presents selected consolidated financial data for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Net sales	$437,009	$412,397	$24,612	6.0%
Gross profit	113,463	98,490	14,973	15.2%
Other operating expenses	(69,752)	(71,960)	2,208	(3.1)%
Other expense, net	(42,490)	(49,980)	7,490	(15.0)%
Income tax expense	(3,363)	(1,353)	(2,010)	NM
Net loss	$(2,142)	$(24,803)	$22,661	NM
Gross profit as % of net sales	26.0%	23.9%
Other operating expenses as % of net sales	16.0%	17.4%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $24.6 million, or 6.0%, during the six months ended June 30, 2014 as compared to the same period in 2013. Foreign currency exchange rate fluctuations contributed to an increase in sales of $9.1 million.

Rope sales for the first half of 2014 increased $8.5 million over the same period in 2013. Increased sales in our fishing, oil and gas and maritime end markets were offset by declines in industrial and infrastructure and mining end markets. Oil and gas sales increased $10.4 million primarily due to more offshore projects, new customers and improving rig counts, partially offset by fewer oilfield exploration orders. According to Baker Hughes, the average North American rig count for the first half of 2014 was 2,180 compared to 2,105 in the first half of 2013, a 3.6% increase. Fishing sales increased $6.5 million year-over-year primarily due to product innovation in our netting offering, growth in South America and improving market conditions. Maritime sales increased $3.4 million in the first half of 2014 compared to the first half of 2013 due to growth in new vessel build orders and new customers from the Endenburg acquisition.
Sales to industrial and infrastructure markets utilizing our crane ropes declined $6.1 million. We saw improvement in our crane rope sales in the second quarter of 2014, but our first quarter 2014 sales were below the first quarter of 2013 largely driven by lower sales into Europe. The new crane center in Gouda is expected to make a contribution to sales in the latter half of 2014. Due to the continued pressure on commodity prices and resulting overall level of spending from mining operators, sales to the mining end market declined $4.2 million for the six months ended June 30, 2014 compared to the same period in 2013. Sales to the structures end market declined $2.1 million year-over-year primarily due to large bridge projects being postponed to future years.
Specialty wire sales increased $5.1 million for the six months ended June 30, 2014 compared to the same period last year due to a slight improvement in market conditions in Mexico, as well as continued growth in Europe.
Sales of engineered products increased $1.9 million for the six months ended June 30, 2014 compared to the same period last year primarily due to more offshore projects and a steady production volume of storage systems for the steel industry.

Gross profit
Gross profit increased $15.0 million and gross profit as a percentage of sales (“gross margin”) increased from 23.9% for the six months ended June 30, 2013 to 26.0% for the six months ended June 30, 2014. Improved margin performance is primarily attributable to favorable product mix towards higher margin products and cost management. We continue to streamline operations to improve processes and reduce costs.

Other operating expenses

	Six months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Selling expenses	$(22,541)	$(21,802)	$(739)	3.4%
Administrative expenses	(41,472)	(41,563)	91	(0.2)%
Amortization expense	(5,739)	(8,595)	2,856	(33.2)%
Other operating expenses	$(69,752)	$(71,960)	$2,208	(3.1)%
Other operating expenses decreased $2.2 million, or 3.1%, for the six months ended June 30, 2014 compared to the same period in 2013. Overall, total other operating expenses as a percentage of net sales declined from 17.4% for the first half of 2013 to 16.0% for the first half of 2014.
Foreign currency exchange rate fluctuations accounted for $0.6 million of the increase in selling expenses. The increase in commissions for the second quarter of 2014 compared to the second quarter of 2013 directly related to sales volume was offset by the decline in commissions for the first quarter of 2014 compared to the first quarter of 2013.
Administrative expenses did not significantly change compared to the same period in 2013. Lower reorganization and restructuring charges of $4.4 million, bank fees of $0.9 million and advisory fees of $0.4 million, were partially offset by higher compensation, an impairment charge, bad debt expense and the impact of foreign currency exchange rates. Incentive compensation, based on Adjusted EBITDA, was $2.7 million higher for the six months ended June 30, 2014 compared to the same period in 2013 as no bonus was earned in the second quarter of 2013. Share-based compensation was $1.8 million more in the first half of 2014 compared to the first half of 2013 due to grants of options and restricted stock awards. A non-cash impairment charge of $0.6 million was recorded in the first quarter of 2014 related to an office building that will be abandoned instead of sold. Bad debt expense was $0.6 million lower in the first half of 2013 due to collection of a reserved amount. Foreign currency exchange rate fluctuations accounted for $0.7 million of the increase. In 2013, we underwent an organizational restructuring, which included changes in executive management positions. Also, we incurred non-capitalizable bank fees in the second quarter of 2013 associated with the Second Amendment of the Credit Agreement.
Amortization expense decreased $2.9 million, or 33.2%, primarily due to certain finite-lived intangible assets becoming fully amortized effective the first quarter of 2014.

Other expense, net

	Six months ended June 30,		Change
	2014	2013	Dollars	Percent
	(dollars in thousands)
Interest expense, net	$(39,974)	$(40,676)	$702	(1.7)%
Foreign currency exchange losses, net	(3,094)	(10,017)	6,923	(69.1)%
Other income, net	578	713	(135)	(18.9)%
Total other expense, net	$(42,490)	$(49,980)	$7,490	(15.0)%

Other expense decreased by $7.5 million, or 15.0%, for the six months ended June 30, 2014 compared to the same period in 2013. This decline was primarily due to foreign currency exchange fluctuations. For the six months ended June 30, 2014, foreign currency exchange losses were $3.1 million compared to foreign currency exchange losses of $10.0 million for the same period in 2013. At June 30, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $452.2 million and $479.6 million, respectively. Foreign currency exchange losses for the first half of 2014 primarily related to the depreciation of the euro. The U.S. dollar to euro exchange rate at December 31, 2013 was $1.00 to €0.7251 compared to $1.00 to €0.7322 at June 30, 2014. Foreign currency exchange losses for the first half of 2013 were primarily due to the depreciation of the Polish zloty and the euro. The U.S. dollar to Polish exchange rate at December 31, 2012 was $1.00 to zł.3.0878 compared to $1.00 to zł.3.3162 at June 30, 2013. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7645 at June 30, 2013.

Income tax expense
For the six months ended June 30, 2014, we recorded income tax expense of $3.4 million compared to $1.4 million for the same period in 2013. The resulting effective tax rate for the first half of 2014 and 2013 was 275.4% and (5.8)%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of taxable income (loss) by jurisdiction, and the effects of foreign tax rate differential.

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure defined as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC, (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, system establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP measures.
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,			Six months ended June 30,
	2014	2013		2014	2013
	(dollars in thousands)
Net loss (GAAP)	$(2,097)	$(13,437)		$(2,142)	$(24,803)
Plus:
Interest expense, net	20,116	20,456		39,974	40,676
Income tax expense	2,704	2,792		3,363	1,353
Depreciation and amortization	12,913	14,542		25,948	28,316
Foreign currency exchange losses (gains), net	4,045	(836)		3,094	10,017
Share-based compensation	1,808	1,091		3,570	1,726
Other expense (income), net	176	(866)		(578)	(713)
Acquisition costs	334	337		347	369
Purchase accounting (inventory step-up and other)	—	838		—	1,761
Advisory fees	947	1,297		1,898	2,334
Reorganization and restructuring charges	147	3,589		1,135	5,551
Non-cash impairment of fixed assets	—	—		598	—
Other adjustments	230	1,179		586	1,956
Adjusted EBITDA (Non-GAAP)	$41,323	$30,982	(a)	$77,793	$68,543
(a) Adjusted EBITDA for the three months ended June 30, 2013 is exclusive of an out-of-period accounting error. If we would have properly recorded the transaction, Adjusted EBITDA would have been $32.4 million. We use the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, we determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs using the percentage-of-completion method. As a result, we recorded an entry in the second quarter of 2013 that decreased Net sales and Cost of sales by $5.8 million and $4.3 million, respectively, to correct the untimely recognition of revenue and costs. This error was not material to the second quarter of 2013 and any previously reported periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
For the six months ended June 30, 2014, we generated net cash from operating activities of $25.7 million compared to $1.6 million for the six months ended June 30, 2013 with significant interest payments of $35.5 million and $36.1 million during these periods, respectively. This is evidence of strong business performance, improved collection efforts and close management of payment terms. Our focus remains on initiatives to generate cash and pay down debt.
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $154.2 million at June 30, 2014 compared to $146.9 million at December 31, 2013. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements. We had borrowed $27.3 million under the Revolving Loan Facility at June 30, 2014, but subsequently borrowed $26.5 million to redeem a portion of the 11.75% Senior Notes on July 17, 2014 as described in "Recent Developments".
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $37.0 million at June 30, 2014, cash and cash equivalents held in foreign countries were $31.4 million, of which $3.7 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
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

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, increased from $300.6 million as of December 31, 2013 to $313.2 million as of June 30, 2014. The increase in Adjusted Working Capital is primarily due to increased sales activity and a build in inventory in anticipation of future sales and planned European holidays, offset by management of our payment terms. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.
The following is a reconciliation of Adjusted Working Capital to working capital:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Accounts receivable, net	$159,652	$148,564
Inventories, net	248,400	228,245
Accounts payable	(94,821)	(76,181)
Adjusted Working Capital (Non-GAAP)	313,231	300,628
Plus: All other current assets	62,898	55,999
Less: All other current liabilities	(60,072)	(56,539)
Working capital (GAAP)	$316,057	$300,088

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2013.

Net Debt was $833.6 million and $845.3 million at June 30, 2014 and December 31, 2013, respectively. Our Net Leverage ratio was 5.63x at June 30, 2014, compared to 6.07x at December 31, 2013. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of total debt to Net Debt.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Borrowings under Revolving Loan Facility	$27,250	$32,000
Polish Debt due 2014	8,756	8,860
Term Loan due 2017	326,021	330,813
9.50% Senior Notes due 2017	425,000	425,000
11.75% Senior Notes due 2017	82,500	82,500
Other indebtedness	594	688
Capital lease obligations	2,869	3,333
Total debt at face value plus capital lease obligations (GAAP)	872,990	883,194
Less: Cash and cash equivalents	(37,003)	(34,987)
Less: Restricted cash	(2,429)	(2,887)
Net Debt (Non-GAAP)	$833,558	$845,320

Free Cash Flow
Free Cash Flow, a Non-GAAP Financial Measure, is defined as the change in Net Debt exclusive of the impact of acquisitions. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. After significant interest payments, investments in capital expenditures and an acquisition of a business, we still generated Free Cash Flow of $11.8 million for the six months ended June 30, 2014.

Six months ended June 30, 2014
(dollars in thousands)
Net cash provided by operating activities (GAAP)	$25,722
Less: capital expenditures	(9,624)
Less: acquisition of business	(4,573)
Plus: effect of exchange rates on cash and cash equivalents	72
Plus: other items	165
Free Cash Flow (Non-GAAP)	$11,762

Recent Developments
On July 16, 2014, WireCo WorldGroup Inc. entered into an Amendment to the Note Purchase Agreement governing our 11.75% Senior Notes that reduced the interest rate from 11.75% to 9.00% and provided a waiver for the notice of redemption. On July 17, 2014, we redeemed $26.5 million of the $82.5 million aggregate principal amount of the 11.75% Senior Notes, using cash drawn under the Revolving Loan Facility.

Debt Covenant Compliance
As of June 30, 2014, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.21x. The maximum Senior Secured Net Leverage Ratio was set at 3.50x of Adjusted EBITDA, with more restricted step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016.

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013, respectively.

	Six months ended June 30,
	2014	2013
	(dollars in thousands)
Cash flows provided by (used in)
Operating activities	$25,722	$1,648
Investing activities	(14,197)	(18,324)
Financing activities	(9,581)	1,759
Effect of exchange rates on cash and cash equivalents	72	(610)
Increase (decrease) in cash and cash equivalents	2,016	(15,527)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$37,003	$33,717

Cash from Operating Activities

	Six months ended June 30,
	2014	2013
	(dollars in thousands)
Net loss	$(2,142)	$(24,803)
Adjustments to reconcile net loss to net cash provided by operating activities	34,576	43,189
Changes in assets and liabilities	(6,712)	(16,738)
Net cash provided by operating activities	$25,722	$1,648
Cash flows from operating activities increased over the prior period primarily due to higher cash earnings. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items. Also, our working capital cash flow needs improved with close monitoring of payables, partially offset by our investment in inventory.

Cash from Investing Activities

	Six months ended June 30,
	2014	2013
	(dollars in thousands)
Capital expenditures	$(9,624)	$(18,290)
Acquisition of business	(4,573)	—
Other investing activities	—	(34)
Net cash used in investing activities	$(14,197)	$(18,324)
Our investment in capital expenditures is lower than the first half of 2013 primarily due to getting a late start on key projects. We still expect to invest approximately $30.0 to $35.0 million in capital expenditures, primarily in emerging markets. During the second quarter of 2014, we purchased certain assets from Endenburg B.V. for approximately $4.6 million. We expect to continue seeking strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Six months ended June 30,
	2014	2013
	(dollars in thousands)
Principal payments on long-term debt	$(4,792)	$(10,205)
Net repayments under revolving credit agreement	(4,750)	13,550
Repayments of short-term borrowings	—	(1,586)
Other financing activities	(39)	—
Net cash provided by (used in) financing activities	$(9,581)	$1,759
During the first half of 2014, we paid $9.5 million on our long-term debt, including a $3.1 million annual excess cash flow payment, and we expect to continue to pay down our long-term debt balances.

Contractual Obligations and Commitments
As of June 30, 2014, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Standards
Refer to Note 1—“Interim Financial Statement Presentation” to our unaudited interim consolidated financial statements in Item 1 of this quarterly report.

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
The Company is continuing to implement remedial actions regarding the material weakness. The Company hired a Vice President of Global Tax and Treasury in March, an International Tax Director in June, and is in the process of recruiting other key tax personnel. We have also further investigated the root cause of the material weakness, designed standardized tax packages to gather tax provision information, scheduled regular tax discussions with significant locations, and strengthened tax provision documentation. Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting and will, over time, address the related material weakness identified. However, the above material weakness will not be considered remediated until these improvements have been fully implemented and are operating effectively for an adequate period of time.
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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 9—“Contingencies” to our unaudited interim consolidated financial statements in Item 1 of this quarterly report.

Item 1A.Risk Factors
There have been no material changes in our Risk Factors from those disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information

On August 5, 2014, Mitchell S. Presser resigned from his position as a member of the Board of Directors of WireCo WorldGroup Inc. The resignation was not the result of any disagreement on any matter relating to WireCo WorldGroup Inc.'s operations, policies or practices.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

10.1	Amendment No. 5 to Note Purchase Agreement, dated as of July 16, 2014, between WireCo WorldGroup Inc. and the Purchasers.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	August 7, 2014	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)