Form 10-Q
period 2014-09-30
WireCo WorldGroup Inc.
filed 2014-11-13
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of November 1, 2014 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended September 30, 2014

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

Assets	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$41,718	$34,987
Restricted cash	1,873	2,887
Accounts receivable, less allowance for doubtful accounts of $2,106 and $3,458, at September 30, 2014 and December 31, 2013, respectively	141,982	148,564
Inventories, net	227,590	228,245
Current deferred income tax assets	5,289	5,468
Prepaid expenses and other current assets	24,154	12,657
Total current assets	$442,606	$432,808
Property, plant and equipment, less accumulated depreciation of $180,162 and $163,250, at September 30, 2014 and December 31, 2013, respectively	330,407	366,338
Intangible assets, net	132,748	150,287
Goodwill	191,901	198,329
Deferred financing fees, net	17,189	22,702
Non-current deferred income tax assets	15,750	8,078
Other non-current assets	15,575	20,673
Total assets	$1,146,176	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,177	$14,933
Interest payable	17,609	6,731
Accounts payable	80,026	76,181
Accrued compensation and benefits	22,473	17,873
Current deferred income tax liabilities	707	742
Other current liabilities	23,987	16,260
Total current liabilities	$155,979	$132,720
Long-term debt, excluding current maturities	845,851	862,492
Non-current deferred income tax liabilities	74,797	75,763
Other non-current liabilities	22,378	32,007
Total liabilities	$1,099,005	$1,102,982
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,053,174 shares issued, respectively, 2,005,205 and 2,004,005 shares outstanding, respectively	$21	$21
Additional paid-in capital	230,606	225,106
Accumulated other comprehensive loss	(34,789)	(18,527)
Accumulated deficit	(132,669)	(94,809)
Treasury stock, at cost. 49,169 shares at September 30, 2014 and December 31, 2013	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$48,704	$97,326
Non-controlling interests	(1,533)	(1,093)
Total stockholders’ equity	$47,171	$96,233
Total liabilities and stockholders’ equity	$1,146,176	$1,199,215
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$217,076	$203,777	$654,086	$616,173
Cost of sales	(170,293)	(155,396)	(493,839)	(469,303)
Gross profit	46,783	48,381	160,247	146,870
Other operating expenses:
Selling expenses	(10,787)	(10,339)	(33,328)	(32,141)
Administrative expenses	(21,499)	(21,562)	(62,971)	(63,125)
Amortization expense	(2,318)	(4,637)	(8,056)	(13,232)
Total other operating expenses	(34,604)	(36,538)	(104,355)	(108,498)
Operating income	12,179	11,843	55,892	38,372
Other income (expense):
Interest expense, net	(19,603)	(20,107)	(59,357)	(60,783)
Foreign currency exchange gains (losses), net	(31,816)	14,417	(35,131)	4,400
Loss on extinguishment of debt	(617)	—	(617)	—
Other income (expense), net	125	(1,165)	703	(451)
Total other expense, net	(51,911)	(6,855)	(94,402)	(56,834)
Income (loss) before income taxes	(39,732)	4,988	(38,510)	(18,462)
Income tax benefit (expense)	4,540	(5,632)	1,177	(6,985)
Net loss	(35,192)	(644)	(37,333)	(25,447)
Less: Net income (loss) attributable to non-controlling interests	113	(110)	527	(465)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(35,305)	$(534)	$(37,860)	$(24,982)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(35,192)	$(644)	$(37,333)	$(25,447)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(12,923)	1,622	(17,229)	1,454
Comprehensive income (loss)	(48,115)	978	(54,562)	(23,993)
Less: Comprehensive income (loss) attributable to non-controlling interests	150	(248)	(440)	(690)
Comprehensive income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	$(48,265)	$1,226	$(54,122)	$(23,303)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(37,333)	$(25,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,140	42,753
Amortization of debt issuance costs, discounts and premium	6,268	6,619
Loss on extinguishment of debt	617	—
Share-based compensation	5,539	3,719
Unrealized gain on derivative instruments	(1,882)	—
Unrealized foreign currency exchange losses (gains), net	35,722	(5,164)
Provision for deferred income taxes	(3,710)	(4,423)
Other adjustments	2,476	2,072
Changes in assets and liabilities, net of business acquired:
Accounts receivable	5	(5,697)
Inventories	(12,103)	15,060
Prepaid expenses and other assets	(9,722)	54
Interest payable	9,603	12,774
Accounts payable	8,673	(10,644)
Other accrued liabilities	6,133	7,330
Net cash provided by operating activities	$48,426	$39,006
Cash flows from investing activities:
Capital expenditures	(16,213)	(22,479)
Acquisition of business	(4,573)	—
Other investing activities	1,951	(35)
Net cash used in investing activities	$(18,835)	$(22,514)
Cash flows from financing activities:
Principal payments on long-term debt	(5,621)	(11,043)
Debt issuance costs paid	—	(1,880)
Retirement of long-term debt	(26,946)	—
Borrowings under revolving credit agreement	152,350	108,630
Repayments under revolving credit agreement	(140,300)	(121,530)
Repayments of short-term borrowings	—	(1,586)
Other financing activities	(437)	—
Net cash used in financing activities	$(20,954)	$(27,409)
Effect of exchange rates on cash and cash equivalents	(1,906)	239
Increase (decrease) in cash and cash equivalents	$6,731	$(10,678)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$41,718	$38,566
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$41,462	$41,901
Cash paid for income taxes, net of refunds	6,632	6,139
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
In the opinion of management, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented using management’s best estimates and assumptions where appropriate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Certain reclassifications, not affecting net income, have been made to prior year amounts on the Consolidated Statements of Operations to conform to the current year presentation.
Out-of-period Error
During the first quarter of 2014, the Company identified certain prior period accounting entries, which were not recorded in the proper functional currency. The Company corrected this error in the first quarter of 2014 resulting in an increase to Other Comprehensive Loss of $3,351 on the Consolidated Statement of Comprehensive Income (Loss). This error was not material to the first quarter or to the first nine months of 2014 and any previously reported periods.
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
Accounting Pronouncements Issued During 2014
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective on December 31, 2016, with early adoption permitted. The Company does not anticipate that this guidance will materially impact its consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	September 30, 2014	December 31, 2013
Raw materials, net	$84,179	$74,486
Work in process, net	23,017	18,612
Finished goods, net	120,394	135,147
Inventories, net	$227,590	$228,245

During the third quarter of 2014, the Company increased the breadth and depth of its Inventory Optimization Program, which was implemented during the third quarter of 2013, including initiating a plan to sell higher volumes of its slower moving inventory, which had historically sold at or above cost.  This initiative resulted in sales below cost during the third quarter of 2014. As a result, the Company adjusted certain inventory to its net realizable value and recognized a charge of $9,244 and $2,970, which is included in Cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively.  The Inventory Optimization Program is designed to generate cash in the short-term instead of holding certain inventory for longer periods of time and to create efficiencies from a physical material movement perspective at the Company's manufacturing and distribution facilities.

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$127,698	$(87,143)	$40,555	$132,397	$(82,569)	$49,828
Patented and unpatented technology	23,169	(10,358)	12,811	24,320	(9,508)	14,812
Other	6,615	(6,615)	—	7,193	(6,966)	227
Total finite-lived intangible assets	$157,482	$(104,116)	$53,366	$163,910	$(99,043)	$64,867

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of September 30, 2014 was as follows:

Remainder of 2014	$2,440
2015	9,734
2016	9,434
2017	8,309
2018	3,835
Thereafter	19,614
Total	$53,366

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of September 30, 2014 and December 31, 2013 were $79,382 and $85,420, respectively.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2013	$198,329
Foreign currency translation	(6,428)
September 30, 2014	$191,901

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	September 30, 2014	December 31, 2013
Borrowings under Revolving Loan Facility	$44,050	$32,000
Polish Debt due 2014	8,029	8,860
Term Loan due 2017	325,192	330,813
9.00% Senior Notes due 2017	56,000	82,500
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	188	688
Total debt at face value	858,459	879,861
Less: Unamortized discount, net	(1,431)	(2,436)
Less: Current maturities of long-term debt	(11,177)	(14,933)
Total long-term debt	$845,851	$862,492
As of September 30, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. For a detailed discussion of the Company's borrowings, see Note 8—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2013.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of September 30, 2014, availability under the Revolving Loan Facility was $99,970. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $980 at September 30, 2014. The interest rate on the Revolving Loan Facility and Term Loan due 2017 at September 30, 2014 was 5.10% and 6.00%, respectively.

9.00% Senior Notes due 2017 (formerly the 11.75% Senior Notes)
On July 16, 2014, WireCo WorldGroup Inc. entered into an amendment to the Note Purchase Agreement that reduced the interest rate from 11.75% to 9.00% and provided a waiver for the notice of redemption. On July 17, 2014, the Company redeemed $26,500 of the $82,500 aggregate principal amount of the 9.00% Senior Notes, using cash drawn under the Revolving Loan Facility. As a result of redeeming earlier than the stated maturity of May 15, 2017, the Company paid a call premium of approximately $400 and wrote-off $217 of unamortized debt issuance costs associated with the pro rata portion that was redeemed. These costs were recorded in Loss on extinguishment of debt in the consolidated statements of operations for the three and nine months ended September 30, 2014.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Interest expense, net
Net interest expense consists of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest on long-term debt	$17,413	$18,539	$53,527	$55,634
Amortization of debt issuance costs, discounts and premium	2,091	2,391	6,268	6,619
Capitalized interest	(265)	(255)	(635)	(1,068)
Other	364	(568)	197	(402)
Interest expense, net	$19,603	$20,107	$59,357	$60,783

(5) Derivative Financial Instruments
In late September 2014, the Company entered into cross-currency swaps with three counterparties to economically hedge exposures to foreign currency exchange risk. The cross-currency swaps notional value is $300,000, at a weighted average foreign currency exchange rate of $1.00 to €0.7820, and matures in February 2017. In accordance with the cross-currency swap agreements, on a semi-annual basis, the Company pays interest at a weighted average fixed rate of 8.79% and receives interest based on a fixed rate of 9.50%.
These derivative financial instruments have not been designated for hedge accounting treatment and accordingly, are adjusted to fair value through the consolidated statements of operations. The notional value is marked-to-market each reporting period based on the current spot rate, and gains and losses are classified in Foreign currency exchange gains (losses). Refer to Note 6—“Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative arrangements.

(6) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, accounts payable and the Polish Debt due 2014. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The table below sets forth by level, within the fair value hierarchy, the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3
Other non-current assets
Derivative instruments:
Cross-currency swap fair value	$—	$1,882	$—

The Company's derivative financial instruments are valued using discounted cash flow techniques. Market interest rate and foreign currency exchange rate inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk.
The carrying amounts and estimated fair values of the Company’s long-term debt at September 30, 2014 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$44,050	$44,050
Term Loan due 2017	323,471	325,870
9.00% Senior Notes due 2017	56,000	56,840
9.50% Senior Notes due 2017	425,474	437,750

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value. The estimated fair value of the Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs). The estimated fair value of the privately placed 9.00% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs), and the estimated fair value of the 9.50% Senior Notes is based on current market rates in inactive markets (Level 2 inputs).

(7) Share-based Compensation
Changes in the Company's outstanding service-based stock option awards since December 31, 2013 were as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2013	481,970	$163.19
Granted	40,000	288.68
Exercised	(1,200)	190.00
Expired	(346)	294.18
Other	(3,933)	100.00
Outstanding at September 30, 2014	516,491	$173.24	5.25
Vested and expected to vest as of September 30, 2014	516,491	173.24	5.25
Exercisable at September 30, 2014	359,441	133.02	3.66
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
At September 30, 2014, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock option awards that remains to be expensed was $17,828, with the weighted average remaining years to vest of approximately 1.81 years. There were 26,779 awards available for future grants under the 2008 Long Term Incentive Plan at September 30, 2014.

(8) Restructuring
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

A rollforward of these restructuring activities is set forth below:

Balance at December 31, 2013	$2,812
Payments made in 2014	(2,442)
Balance at September 30, 2014	$370

(9) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.
The effective income tax rate for the three months ended September 30, 2014 and 2013 was 11.4% and 112.9%, respectively. The effective income tax rate for the nine months ended September 30, 2014 and 2013 was 3.1% and (37.8)%, respectively. The Company's effective tax rates differ from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential.
During the third quarter of 2014, the Company's U.S. subsidiary filed an amendment of a prior year's tax return. This resulted in a reduction of uncertain tax positions of $13,165 and a decrease in deferred tax assets of $6,605, which were fully offset by a corresponding adjustment in the valuation allowance.

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

(11) Segment Reporting
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

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Product line net sales	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Rope	$155,675	72%	$147,221	72%	$477,219	73%	$453,261	73%
Specialty wire	37,631	17%	32,454	16%	106,198	16%	95,710	16%
Engineered products	23,770	11%	24,102	12%	70,669	11%	67,202	11%
Total net sales	$217,076	100%	$203,777	100%	$654,086	100%	$616,173	100%

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

(12) Condensed Consolidating Financial Statements
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
During the third quarter of 2014, the Company determined that it had previously reported Royal Lankhorst Euronete Group B.V. ("RLEG"), an indirect wholly owned subsidiary of the Company, as a "Guarantor Subsidiary" in error in its 2013 10-K and first and second quarter 10-Qs. RLEG is principally a holding company with substantially all of its activities being intercompany in nature. The Company has correctly presented RLEG as a "Non-Guarantor Subsidiary" in the current period condensed consolidating financial statements. This error was not material in the current period and any previously reported periods.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25	$6,216	$17,394	$18,083	$—	$41,718
Restricted cash	—	—	860	1,013	—	1,873
Accounts receivable, net	—	42,392	73,265	26,325	—	141,982
Intercompany accounts receivable	25,717	32,113	37,952	23,758	(119,540)	—
Inventories, net	—	70,075	128,815	28,700	—	227,590
Current deferred income tax assets	—	3,139	2,019	131	—	5,289
Prepaid expenses and other current assets	—	4,629	16,557	2,968	—	24,154
Total current assets	$25,742	$158,564	$276,862	$100,978	$(119,540)	$442,606
Long-term intercompany notes receivable	—	453,785	23,279	114,151	(591,215)	—
Property, plant and equipment, net	—	54,820	231,381	44,206	—	330,407
Intangible assets, net	—	35,109	74,562	23,077	—	132,748
Goodwill	—	117,124	52,631	22,146	—	191,901
Investments in subsidiaries	29,597	—	124,964	7,687	(162,248)	—
Deferred financing fees, net	—	17,189	—	—	—	17,189
Non-current deferred income tax assets	—	(645)	12,666	3,729	—	15,750
Other non-current assets	—	2,090	13,476	9	—	15,575
Total assets	$55,339	$838,036	$809,821	$315,983	$(873,003)	$1,146,176
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,318	$7,846	$13	$—	$11,177
Interest payable	—	17,584	25	—	—	17,609
Accounts payable	—	17,152	49,766	13,108	—	80,026
Accrued compensation and benefits	—	5,315	13,538	3,620	—	22,473
Intercompany accounts payable	1,468	56,595	49,643	11,828	(119,534)	—
Current deferred income tax liabilities	—	351	(1,239)	1,595	—	707
Other current liabilities	—	2,961	15,618	5,408	—	23,987
Total current liabilities	$1,468	$103,276	$135,197	$35,572	$(119,534)	$155,979
Long-term debt, excluding current maturities	—	845,676	175	—	—	845,851

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Long-term intercompany notes payable	6,700	—	558,602	25,892	(591,194)	—
Non-current deferred income tax liabilities	—	13,277	53,098	8,422	—	74,797
Other non-current liabilities	—	457	20,126	1,795	—	22,378
Total liabilities	$8,168	$962,686	$767,198	$71,681	$(710,728)	$1,099,005
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	47,171	(124,650)	47,430	241,028	(162,275)	48,704
Non-controlling interests	—	—	(4,807)	3,274	—	(1,533)
Total stockholders’ equity	$47,171	$(124,650)	$42,623	$244,302	$(162,275)	$47,171
Total liabilities and stockholders’ equity	$55,339	$838,036	$809,821	$315,983	$(873,003)	$1,146,176

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53	$2,564	$11,798	$20,572	$—	$34,987
Restricted cash	—	—	2,887	—	—	2,887
Accounts receivable, net	—	38,891	87,234	22,439		148,564
Intercompany accounts receivable	20,871	53,444	131,716	(55)	(205,976)	—
Inventories, net	—	79,017	121,913	27,315	—	228,245
Current deferred income tax assets	—	3,139	2,185	144	—	5,468
Prepaid expenses and other current assets	—	2,218	4,016	389	6,034	12,657
Total current assets	$20,924	$179,273	$361,749	$70,804	$(199,942)	$432,808
Long-term intercompany notes receivable	—	477,637	4,827	—	(482,464)	—
Property, plant and equipment, net	—	59,065	258,580	48,693	—	366,338
Intangible assets, net	—	37,090	86,555	26,642	—	150,287
Goodwill	—	117,124	55,749	25,456	—	198,329
Investment in subsidiaries	83,430	—	125,767	—	(209,197)	—
Deferred financing fees, net	—	22,702	—	—	—	22,702
Non-current deferred income tax assets	—	—	7,175	903	—	8,078
Other non-current assets	—	201	17,273	3,199	—	20,673
Total assets	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,710	$8,223	$—	$—	$14,933
Interest payable	—	6,604	124	3	—	6,731
Accounts payable	—	14,552	45,695	15,934	—	76,181
Accrued compensation and benefits	—	7,907	9,622	344	—	17,873
Intercompany accounts payable	1,412	84,495	49,713	4,418	(140,038)	—
Current deferred income tax liabilities	—	—	(33)	424	351	742
Other current liabilities	9	1,886	351	74,085	(60,071)	16,260
Total current liabilities	$1,421	$122,154	$113,695	$95,208	$(199,758)	$132,720
Long-term debt, excluding current maturities	—	861,948	544	—	—	862,492
Long-term intercompany notes payable	6,700	—	472,165	2,613	(481,478)	—

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$74,566	$130,647	$47,522	$(35,659)	$217,076
Cost of sales	—	(64,889)	(103,742)	(37,403)	35,741	(170,293)
Gross profit	—	9,677	26,905	10,119	82	46,783
Other operating expenses:
Selling expenses	—	(3,040)	(4,859)	(2,888)	—	(10,787)
Administrative expenses	(199)	(14,248)	(6,813)	(824)	585	(21,499)
Amortization expense	—	(757)	(1,179)	(382)	—	(2,318)
Total other operating expenses	(199)	(18,045)	(12,851)	(4,094)	585	(34,604)
Operating income (loss)	(199)	(8,368)	14,054	6,025	667	12,179
Other income (expense):
Interest income (expense), net	(103)	(10,660)	(10,301)	1,461	—	(19,603)
Equity income (losses) from subsidiaries	(35,003)	—	(5,812)	983	39,832	—
Foreign currency exchange gains (losses), net	—	1,734	(39,856)	6,306	—	(31,816)
Loss on extinguishment of debt	—	(617)	—	—	—	(617)
Other income (expense), net	—	(198)	301	22	—	125
Total other income (expense), net	(35,106)	(9,741)	(55,668)	8,772	39,832	(51,911)
Income (loss) before income taxes	(35,305)	(18,109)	(41,614)	14,797	40,499	(39,732)
Income tax benefit (expense)	—	(1,117)	(1,559)	7,216	—	4,540
Net income (loss)	(35,305)	(19,226)	(43,173)	22,013	40,499	(35,192)
Less: Net income (loss) attributable to non-controlling interests	—	—	(618)	731	—	113
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(35,305)	(19,226)	(42,555)	21,282	40,499	(35,305)
Comprehensive income (loss)	$(48,115)	$(19,226)	$(56,096)	$16,973	$58,349	$(48,115)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,428	$116,446	$42,361	$(27,458)	$203,777
Cost of sales	—	(53,799)	(93,928)	(32,484)	24,815	(155,396)
Gross profit	—	18,629	22,518	9,877	(2,643)	48,381
Other operating expenses:
Selling expenses	—	(3,233)	(5,065)	(2,041)	—	(10,339)
Administrative expenses	(57)	(10,973)	(7,583)	(2,399)	(550)	(21,562)
Amortization expense	—	(1,432)	(2,637)	(568)	—	(4,637)
Total other operating expenses	(57)	(15,638)	(15,285)	(5,008)	(550)	(36,538)
Operating income (loss)	(57)	2,991	7,233	4,869	(3,193)	11,843
Other income (expense):
Interest income (expense), net	(103)	(11,449)	(9,662)	1,107	—	(20,107)
Equity losses from subsidiaries	(374)	—	(8,129)	—	8,503	—
Foreign currency exchange gains (losses), net	—	(347)	17,114	(2,350)	—	14,417
Other expense, net	—	(829)	(332)	(4)	—	(1,165)
Total other expense, net	(477)	(12,625)	(1,009)	(1,247)	8,503	(6,855)
Income (loss) before income taxes	(534)	(9,634)	6,224	3,622	5,310	4,988
Income tax expense	—	(494)	(4,470)	(668)	—	(5,632)
Net income (loss)	(534)	(10,128)	1,754	2,954	5,310	(644)
Less: Net income (loss) attributable to non-controlling interests	—	—	(343)	233	—	(110)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(534)	(10,128)	2,097	2,721	5,310	(534)
Comprehensive income (loss)	$978	$(10,128)	$3,376	$9,819	$(3,067)	$978

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Nine months ended September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$221,559	$389,617	$141,939	$(99,029)	$654,086
Cost of sales	—	(178,369)	(306,605)	(108,561)	99,696	(493,839)
Gross profit	—	43,190	83,012	33,378	667	160,247
Other operating expenses:
Selling expenses	—	(8,954)	(15,210)	(9,164)	—	(33,328)
Administrative expenses	(495)	(39,253)	(20,034)	(3,531)	342	(62,971)
Amortization expense	—	(1,981)	(5,121)	(954)	—	(8,056)
Total other operating expenses	(495)	(50,188)	(40,365)	(13,649)	342	(104,355)
Operating income (loss)	(495)	(6,998)	42,647	19,729	1,009	55,892
Other income (expense):
Interest income (expense), net	(307)	(32,808)	(30,636)	4,394	—	(59,357)
Equity income (losses) from subsidiaries	(37,058)	—	(10,620)	2,264	45,414	—
Foreign currency exchange gains (losses), net	—	1,836	(44,281)	7,314	—	(35,131)
Loss on extinguishment of debt	—	(617)	—	—	—	(617)
Other income (expense), net	—	(570)	1,223	50	—	703
Total other income (expense), net	(37,365)	(32,159)	(84,314)	14,022	45,414	(94,402)
Income (loss) before income taxes	(37,860)	(39,157)	(41,667)	33,751	46,423	(38,510)
Income tax benefit (expense)	—	(1,144)	(1,637)	3,958	—	1,177
Net income (loss)	(37,860)	(40,301)	(43,304)	37,709	46,423	(37,333)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,324)	1,851	—	527
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(37,860)	(40,301)	(41,980)	35,858	46,423	(37,860)
Comprehensive income (loss)	$(54,562)	$(40,301)	$(60,533)	$30,990	$69,844	$(54,562)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Nine months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$224,943	$365,943	$110,510	$(85,223)	$616,173
Cost of sales	—	(171,817)	(291,636)	(88,827)	82,977	(469,303)
Gross profit	—	53,126	74,307	21,683	(2,246)	146,870
Other operating expenses:
Selling expenses	—	(10,455)	(15,599)	(6,087)	—	(32,141)
Administrative expenses	(805)	(30,060)	(24,722)	(6,988)	(550)	(63,125)
Amortization expense	—	(4,296)	(7,292)	(1,644)	—	(13,232)
Total other operating expenses	(805)	(44,811)	(47,613)	(14,719)	(550)	(108,498)
Operating income (loss)	(805)	8,315	26,694	6,964	(2,796)	38,372
Other income (expense):
Interest income (expense), net	(307)	(33,741)	(29,935)	3,200	—	(60,783)
Equity losses from subsidiaries	(23,870)	—	(20,748)	—	44,618	—
Foreign currency exchange gains (losses), net	—	(519)	7,292	(2,373)	—	4,400
Other income (expense), net	—	(1,079)	628	—	—	(451)
Total other income (expense), net	(24,177)	(35,339)	(42,763)	827	44,618	(56,834)
Income (loss) before income taxes	(24,982)	(27,024)	(16,069)	7,791	41,822	(18,462)
Income tax expense	—	(485)	(5,834)	(666)	—	(6,985)
Net income (loss)	(24,982)	(27,509)	(21,903)	7,125	41,822	(25,447)
Less: Net income (loss) attributable to non-controlling interests	—	—	(931)	466	—	(465)
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	(24,982)	(27,509)	(20,972)	6,659	41,822	(24,982)
Comprehensive income (loss)	$(23,993)	$(27,509)	$(20,449)	$28,919	$19,039	$(23,993)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(256)	$(15,394)	$51,038	$13,038	$—	$48,426
Cash flows from investing activities:
Capital expenditures	—	(4,198)	(8,635)	(3,380)	—	(16,213)
Acquisition of business	—	—	—	(4,573)	—	(4,573)
Other investing activities	—	—	1,951	—	—	1,951
Repayments from intercompany loans	—	43,713	7,997	819	(52,529)	—
Investment in subsidiaries	—	—	—	(4,573)	4,573	—
Net cash provided by (used in) investing activities	$—	$39,515	$1,313	$(11,707)	$(47,956)	$(18,835)
Cash flows from financing activities:
Principal payments on long-term debt	—	(5,621)	—	—	—	(5,621)
Retirement of long-term debt	—	(26,500)	(446)	—	—	(26,946)
Borrowings under revolving credit agreement	—	152,350	—	—	—	152,350
Repayments under revolving credit agreement	—	(140,300)	—	—	—	(140,300)
Capital contributions received	—	—	—	4,573	(4,573)	—
Repayments of intercompany loans	—	—	(44,532)	(7,997)	52,529	—
Other financing activities	228	(398)	(267)	—	—	(437)
Net cash provided by (used in) financing activities	$228	$(20,469)	$(45,245)	$(3,424)	$47,956	$(20,954)
Effect of exchange rates on cash and cash equivalents	—	—	(1,510)	(396)	—	(1,906)
Increase (decrease) in cash and cash equivalents	$(28)	$3,652	$5,596	$(2,489)	$—	$6,731
Cash and cash equivalents, beginning of period	53	2,564	11,798	20,572	—	34,987
Cash and cash equivalents, end of period	$25	$6,216	$17,394	$18,083	$—	$41,718

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
(unaudited)

	Nine months ended September 30, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(8)	$11,474	$12,763	$14,777	$—	$39,006
Cash flows from investing activities:
Capital expenditures	—	(3,711)	(14,571)	(4,197)	—	(22,479)
Other investing activities	—	(35)	—	—	—	(35)
Intercompany dividends received	5,800	—	4,008	—	(9,808)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Net cash used in investing activities	$—	$(3,746)	$(10,563)	$(4,197)	$(4,008)	$(22,514)
Cash flows from financing activities:
Principal payments on long-term debt	—	(2,513)	(8,530)	—	—	(11,043)
Debt issuance costs paid	—	(1,880)	—	—	—	(1,880)
Borrowings under revolving credit agreement	—	108,630	—	—	—	108,630
Repayments under revolving credit agreement	—	(121,530)	—	—	—	(121,530)
Repayments of short-term borrowings	—	—	—	(1,586)	—	(1,586)
Intercompany loans, net	—	9,308	(2,670)	(6,638)	—	—
Capital contributions received	—	—	5,800	—	(5,800)	—
Intercompany dividends paid	—	—	(5,800)	(4,008)	9,808	—
Net cash used in financing activities	$—	$(7,985)	$(11,200)	$(12,232)	$4,008	$(27,409)
Effect of exchange rates on cash and cash equivalents	—	—	(296)	535	—	239
Decrease in cash and cash equivalents	$(8)	$(257)	$(9,296)	$(1,117)	$—	$(10,678)
Cash and cash equivalents, beginning of period	34	2,867	24,993	21,350	—	49,244
Cash and cash equivalents, end of period	$26	$2,610	$15,697	$20,233	$—	$38,566

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

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. Such factors include, among others:

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
We provide Adjusted Working Capital, Net Debt and Free Cash Flow as additional information regarding our liquidity. We believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt. We believe that the Free Cash Flow measure is meaningful to investors because it represents the cash flow we have available to pay down debt and/or invest for future growth. It is important to note that Free Cash Flow does not represent the residual cash flow available for discretionary expenditures since other non-discretionary expenditures, such as mandatory debt service requirements, are not deducted from the measure.
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

Third Quarter and Year-to-Date 2014 Highlights
Overall, operating results continued to improve with growth in sales, Adjusted EBITDA and cash generation. Net sales improved 6.5% and 6.2% during the three and nine months ended September 30, 2014, respectively, compared to the same periods from the prior year primarily due to increased activity in certain key rope end markets. The increase for the quarter and year-to-date was principally driven by higher sales of our rope products in the oil and gas and fishing end markets and improvement in sales of our specialty steel wire. During 2013, our sales were negatively impacted by economic conditions in the United States and Europe. Foreign currency translation had minimal impact on the quarter when comparing the average exchange rates for the three months ended September 30, 2014 to the average exchange rates for the three months ended September 30, 2013, but accounted for $9.0 million of the increase in sales for the nine months ended September 30, 2014.
As we continued to monitor inventory levels in conjunction with the Inventory Optimization Program implemented in 2013, we increased the breadth and depth of the program. We identified further opportunities in the third quarter of 2014 to maximize the return on inventory, especially with our focus on improving working capital management and gaining efficiencies in our operations. As a result of these opportunities, we recognized a charge of $9.2 million to adjust certain inventory to its net realizable value. The Inventory Optimization Program is designed to generate cash in the short-term instead of holding certain inventory for longer periods of time and to create efficiencies from a physical material movement perspective at our manufacturing and distribution facilities.
Adjusted EBITDA as a percentage of sales was 17.9% and 17.8% for the three and nine months ended September 30, 2014 compared to 17.5% and 16.9% for the three and nine months ended September 30, 2013. The Adjusted EBITDA growth can primarily be attributed to sales growth and efficiencies gained in our plant operations. Adjusted EBITDA in relation to net loss, the most directly comparable GAAP measure, is included in the table below. For the definition of Adjusted EBITDA and the formal reconciliation to net loss, see the section titled “Adjusted EBITDA”.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$38,952	$35,679	$116,745	$104,223
Net loss (GAAP)	(35,192)	(644)	(37,333)	(25,447)

The increase in net loss of $34.5 million quarter-over-quarter was primarily due to $31.8 million of foreign currency exchange losses this quarter, related mostly to the depreciation of the euro, compared to $14.4 million of foreign currency exchange gains in the third quarter of 2013. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans based on the end of period foreign currency exchange rates. This change in foreign currency exchange gains/losses was partially offset by an income tax benefit. Through the nine months ended September 30, 2014, net loss increased $11.9 million year-over-year primarily due to significant foreign currency exchange losses, partially offset by margin growth, reduced operating expenses and lower income taxes.
We generated cash flow from operations of $48.4 million for the nine months ended September 30, 2014 compared to $39.0 million for the nine months ended September 30, 2013. The cash flow improvement is a result of sales growth and focused efforts to reduce working capital.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies. The results of operations for any quarter or year-to-date period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Three months ended September 30, 2014 compared to three months ended September 30, 2013
The following table presents selected consolidated financial data for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Net sales	$217,076	$203,777	$13,299	6.5%
Gross profit	46,783	48,381	(1,598)	(3.3)%
Other operating expenses	(34,604)	(36,538)	1,934	(5.3)%
Other expense, net	(51,911)	(6,855)	(45,056)	657.3%
Income tax benefit (expense)	4,540	(5,632)	10,172	NM
Net loss	$(35,192)	$(644)	$(34,548)	NM
Gross profit as % of net sales	21.6%	23.7%
Other operating expenses as % of net sales	15.9%	17.9%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $13.3 million, or 6.5%, during the quarter ended September 30, 2014 as compared to the same period in 2013. Foreign currency exchange rate fluctuations had no material impact on the net sales change when comparing the average exchange rates for the three months ended September 30, 2014 to the average exchange rates for the three months ended September 30, 2013.
Rope sales for the quarter increased $8.3 million primarily due to increased sales in our oil and gas, industrial and infrastructure and fishing end markets. Sales of our offshore oil and gas products were up $2.5 million primarily due to new contracts. Onshore oil and gas sales increased $2.6 million driven by an increase in drilling activity evidenced by the improving rig count. According to Baker Hughes, the average North American onshore rig count for the third quarter of 2014 was 2,225 compared to

2,055 in the third quarter of 2013, an 8.3% increase. Sales to our industrial and infrastructure market increased $2.1 million primarily due to strong infrastructure sales in the U.S. and maintenance of our market position in Europe and Asia despite soft market conditions. Fishing sales increased $1.4 million primarily due to product innovation in our netting offering and improving global market conditions. Sales to the maritime, mining and structures end markets did not significantly change. Rope sales represented 72% of our total consolidated net sales for both the three months ended September 30, 2014 and 2013.
Specialty wire sales increased $5.2 million for the three months ended September 30, 2014 compared to the same period last year due to improvement in market conditions in Mexico, as well as continued growth in Europe. We are seeing the Mexican economy pickup, especially in the construction and automotive sectors, and performance of our spring wire is exceeding expectations in Europe. Wire sales represented 17% of our total consolidated net sales for the three months ended September 30, 2014 compared to 16% for the same period in 2013.
Sales of engineered products did not significantly change for the three months ended September 30, 2014. Engineered Product sales represented 11% of our total consolidated net sales for the three months ended September 30, 2014 compared to 12% for the same period in 2013.

Gross profit
Gross profit decreased $1.6 million for the three months ended September 30, 2014 compared to the same period in 2013, and gross profit as a percentage of sales (“gross margin”) decreased from 23.7% for the three months ended September 30, 2013 to 21.6% for the three months ended September 30, 2014. Despite improved margin performance, we recorded costs related to our Inventory Optimization Program, which negatively impacted gross profit and gross margin. The effect of our Inventory Optimization Program on Cost of sales was $9.2 million in 2014 and $3.0 million in 2013. Excluding these adjustments, our gross margin would have been 25.8% for the third quarter of 2014 and 25.2% for the third quarter of 2013. This margin growth is primarily due to favorable product mix towards higher margin products, cost management and efficiencies in our production facilities.

Other operating expenses

	Three months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Selling expenses	$(10,787)	$(10,339)	$(448)	4.3%
Administrative expenses	(21,499)	(21,562)	63	(0.3)%
Amortization expense	(2,318)	(4,637)	2,319	(50.0)%
Other operating expenses	$(34,604)	$(36,538)	$1,934	(5.3)%
Other operating expenses decreased $1.9 million, or 5.3%, for the three months ended September 30, 2014 compared to the same period in 2013. Overall, total other operating expenses as a percentage of net sales declined from 17.9% for the third quarter of 2013 to 15.9% for the third quarter of 2014.
Selling expenses increased $0.4 million, or 4.3%, in the third quarter of 2014 as compared to the same period in 2013 primarily due to commissions directly related to the increase in sales. Foreign currency exchange rate fluctuations had no material impact on the selling expenses change when comparing the average exchange rates for the three months ended September 30, 2014 to the average exchange rates for the three months ended September 30, 2013.
Administrative expenses did not significantly change compared to the same period in 2013. Lower reorganization and restructuring charges of $1.2 million and consulting fees of $1.0 million were partially offset by higher incentive bonus compensation, advisory fees and a $0.2 million impairment charge related to in-process research and development intangibles established in purchase accounting that were ultimately abandoned. During the third quarter of 2013, we incurred more reorganization and restructuring charges associated with severance costs related to organizational changes and business performance. Consulting fees were lower for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to cost management initiatives, which included the management of more projects with internal resources and fewer matters requiring external professional services. Incentive compensation, based on Adjusted EBITDA, was $1.2 million higher in the third quarter of 2014 compared to the third quarter of 2013 as Adjusted EBITDA increased. Also, advisory fees were $0.8 million more in this period compared to the same period in prior year due to external fees incurred on Paine & Partners' behalf related to business process improvements. Foreign currency exchange rate fluctuations had no material impact on the administrative expenses change when comparing the average exchange rates for the three months ended September 30, 2014 to the average exchange rates for the three months ended September 30, 2013.

Amortization expense decreased $2.3 million, or 50.0%, primarily due to certain finite-lived intangible assets becoming fully amortized effective in the first quarter of 2014 and $0.4 million more of amortization expense in prior year due to the acceleration of amortization associated with a finite-lived trade name that is no longer used.

Other expense, net

	Three months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Interest expense, net	$(19,603)	$(20,107)	$504	(2.5)%
Foreign currency exchange gains (losses), net	(31,816)	14,417	(46,233)	(320.7)%
Loss on extinguishment of debt	(617)	—	(617)	100.0%
Other income (expense), net	125	(1,165)	1,290	(110.7)%
Total other expense, net	$(51,911)	$(6,855)	$(45,056)	657.3%
Other expense increased by $45.1 million, or 657.3%, for the three months ended September 30, 2014 compared to the same period in 2013. This increase was primarily due to foreign currency exchange fluctuations. For the three months ended September 30, 2014, foreign currency exchange losses were $31.8 million compared to foreign currency exchange gains of $14.4 million for the same period in 2013. At September 30, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $432.8 million and $478.4 million, respectively. Foreign currency exchange losses for the third quarter of 2014 primarily related to the depreciation of the euro and the Polish złoty. The U.S. dollar to euro exchange rate at June 30, 2014 was $1.00 to €0.7322 compared to $1.00 to €0.7947 at September 30, 2014. The U.S. dollar to the Polish złoty exchange rate at June 30, 2014 was $1.00 to zł3.0435 compared to $1.00 to zł3.3200 at September 30, 2014. These losses were partially offset by a $1.9 million unrealized gain on the fair value marked-to-market adjustment on the cross-currency swaps entered into during the third quarter of 2014. In the third quarter of 2013, foreign currency exchange gains related to the appreciation of the euro and the Polish zloty.
Loss on extinguishment of debt increased $0.6 million for the three months ended September 30, 2014 compared to the same period in 2013 due to the call premium and write-off of unamortized debt issuance costs in conjunction with the redemption of a portion of the 9.00% Senior Notes (formerly the 11.75% Senior Notes).
Other expense decreased $1.3 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to a loss of $1.4 million on the disposal of assets recorded in 2013.

Income tax expense/benefit
For the three months ended September 30, 2014, we recorded an income tax benefit of $4.5 million compared to income tax expense of $5.6 million for the three months ended September 30, 2013. The resulting effective tax rate for the third quarter of 2014 and 2013 was 11.4% and 112.9%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
The following table presents selected consolidated financial data for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Net sales	$654,086	$616,173	$37,913	6.2%
Gross profit	160,247	146,870	13,377	9.1%
Other operating expenses	(104,355)	(108,498)	4,143	(3.8)%
Other expense, net	(94,402)	(56,834)	(37,568)	66.1%
Income tax benefit (expense)	1,177	(6,985)	8,162	NM
Net loss	$(37,333)	$(25,447)	$(11,886)	NM
Gross profit as % of net sales	24.5%	23.8%
Other operating expenses as % of net sales	16.0%	17.6%
NM = Not Meaningful

Net sales
Our consolidated net sales increased $37.9 million, or 6.2%, during the nine months ended September 30, 2014 as compared to the same period in 2013. Foreign currency exchange rate fluctuations contributed to an increase in sales of $9.0 million.
Excluding the impacts of foreign currency exchange rates, rope sales for the nine months ended September 30, 2014 increased $16.8 million over the same period in 2013. Oil and gas sales increased $15.5 million primarily due to more offshore projects and improving North American onshore rig counts. According to Baker Hughes, the average North American onshore rig count during the first nine months of 2014 was 2,155 compared to 2,050 during the same period in 2013, a 5.1% increase. Fishing sales increased $7.9 million primarily due to product innovation in our netting offering, new customer activity across several markets globally, and lower gas prices for fishing vessels, which lowers operating costs, increases spending on fishing gear and results in improved fish prices. During the first half of 2013, sales to Mauritania, one of the world's richest fishing areas, were blocked. Maritime sales increased $2.9 million in the nine months ended September 30, 2014 compared to the same period in 2013 due to growth in new vessel build orders and new customers from the April 2014 Endenburg B.V acquisition, which had maritime, offshore and heavy lifting business activities. Increased sales in these end markets were partially offset by declines in structures, mining and industrial and infrastructure end markets.
Sales to the structures end market declined $2.8 million in the nine months ended September 30, 2014 compared to the same period in 2013 due to fewer large bridge projects as compared to 2013. Sales to the mining end market declined $3.0 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to the continued pressure on commodity prices and overall lower level of spending from mining operators. We saw improvement in rope sales to the industrial and infrastructure end markets in the second and third quarters of 2014, but sales were still down $4.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to strong infrastructure sales in the U.S. and maintenance of our market position in Europe and Asia despite soft market conditions. Also, certain assets acquired from Endenburg were reorganized into a new distribution facility allowing us to provide quicker response times and higher service levels to our European and international customer base. The new distribution center, called WireCo Crane Center, in Gouda, Netherlands is expected to make a contribution to industrial and infrastructure sales in 2015. Rope sales represented 73% of our total consolidated net sales for both the nine months ended September 30, 2014 and 2013.
Excluding the impacts of foreign currency exchange rates, specialty wire sales increased $10.3 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to growth in Mexican private sector infrastructure spending, as well as continued growth in Europe related to demand for our spring wire. Wire sales represented 16% of our total consolidated net sales for both the nine months ended September 30, 2014 and 2013.
Excluding the impacts of foreign currency exchange rates, sales of engineered products increased $1.7 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to more offshore projects and a steady production volume of storage systems for the steel industry. Engineered Product sales represented 11% of our total consolidated net sales for both the nine months ended September 30, 2014 and 2013.

Gross profit
Gross profit increased $13.4 million and gross profit as a percentage of sales (“gross margin”) increased from 23.8% for the nine months ended September 30, 2013 to 24.5% for the nine months ended September 30, 2014. Improved margin performance was partially offset by costs related to our Inventory Optimization Program. The effect of our Inventory Optimization Program on Cost of sales was $9.2 million in 2014 and $3.0 million in 2013. Excluding these adjustments, our gross margin would have been 25.9% for the nine months ended September 30, 2014 and 24.3% for the nine months ended September 30, 2013. We have seen continued improvement in our margins due to favorable product mix towards higher margin products, such as oil and gas end market products, cost management and efficiencies in our production facilities. We continue to streamline operations to improve processes and reduce costs.

Other operating expenses

	Nine months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Selling expenses	$(33,328)	$(32,141)	$(1,187)	3.7%
Administrative expenses	(62,971)	(63,125)	154	(0.2)%
Amortization expense	(8,056)	(13,232)	5,176	(39.1)%
Other operating expenses	$(104,355)	$(108,498)	$4,143	(3.8)%
Other operating expenses decreased $4.1 million, or 3.8%, for the nine months ended September 30, 2014 compared to the same period in 2013. Overall, total other operating expenses as a percentage of net sales declined from 17.6% for the nine months ended September 30, 2013 to 16.0% for the nine months ended September 30, 2014.
Selling expenses increased $1.2 million primarily due to the increase in commissions directly related to sales volume. Foreign currency exchange rate fluctuations accounted for $0.6 million of the change.
Administrative expenses did not significantly change compared to the same period in 2013. Lower reorganization and restructuring charges of $5.6 million, consulting fees of $1.0 million and bank fees of $0.9 million were nearly offset by higher compensation, impairment charges, $0.4 million of bad debt expense, $0.3 million more of advisory fees, and the impact of foreign currency exchange rates. In 2013, we incurred more reorganization and restructuring charges associated with severance costs related to changes in personnel, including executive management positions. Consulting fees were lower for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to cost management initiatives, which included the management of more projects with internal resources and fewer matters requiring external professional services. Also, we incurred non-capitalizable bank fees in the second quarter of 2013 associated with the Second Amendment of the Credit Agreement. Incentive compensation, based on Adjusted EBITDA, was $3.9 million higher for the nine months ended September 30, 2014 compared to the same period in 2013 as Adjusted EBITDA increased and no bonus was earned in the second quarter of 2013. Share-based compensation was $1.8 million more in the nine months ended September 30, 2014 compared to the same period in 2013 due to grants of options and restricted stock awards in July of 2013. Non-cash impairment charges of $0.8 million were recorded in the nine months ended September 30, 2014 related to an office building that will be abandoned instead of sold and in-process research and development intangibles established in purchase accounting that were ultimately abandoned. Foreign currency exchange rate fluctuations accounted for $0.7 million of the increase.
Amortization expense decreased $5.2 million, primarily due to certain finite-lived intangible assets becoming fully amortized effective the first quarter of 2014 and $0.4 million more of amortization expense in prior year due to the acceleration of amortization associated with a finite-lived trade name that is no longer used.

Other expense, net

	Nine months ended September 30,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Interest expense, net	$(59,357)	$(60,783)	$1,426	(2.3)%
Foreign currency exchange gains (losses), net	(35,131)	4,400	(39,531)	(898.4)%
Loss on extinguishment of debt	(617)	—	(617)	100.0%
Other income (expense), net	703	(451)	1,154	(255.9)%
Total other expense, net	$(94,402)	$(56,834)	$(37,568)	66.1%

Other expense increased $37.6 million, or 66.1%, for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was primarily due to foreign currency exchange fluctuations.
Interest expense decreased $1.4 million for the nine months ended September 30, 2014 compared to 2013 primarily due to a decrease in outstanding debt and refinancing of debt carried at the Company's highest interest rate. These decreases were slightly offset by lower capitalized interest and lower interest income.
Foreign currency exchange losses were $35.1 million for the nine months ended September 30, 2014 compared to foreign currency exchange gains of $4.4 million for the same period in 2013. At September 30, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $432.8 million and $478.4 million, respectively. Foreign currency exchange losses for the nine months ended September 30, 2014 primarily related to the depreciation of the euro and the Polish złoty. The U.S. dollar to euro exchange rate at December 31, 2013 was $1.00 to €0.7251 compared to $1.00 to €0.7947 at September 30, 2014. The U.S. dollar to the Polish złoty exchange rate at December 31, 2013 was $1.00 to zł3.0123 compared to $1.00 to zł3.3200 at September 30, 2014. These losses were partially offset by a $1.9 million unrealized gain on the fair value marked-to-market adjustment on the cross-currency swaps entered into during the third quarter of 2014. Foreign currency exchange gains for the nine months ended September 30, 2013 were primarily due to the appreciation of the euro. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7405 at September 30, 2013.

Loss on extinguishment of debt increased $0.6 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to the call premium and write-off of unamortized debt issuance costs in conjunction with the redemption of a portion of the 9.00% Senior Notes (formerly the 11.75% Senior Notes).
Other income increased $1.2 million primarily due to only $0.2 million of losses recognized on the sale of property, plant and equipment for the nine months ended September 30, 2014 compared to $1.4 million for the same period in 2013.

Income tax expense/benefit
For the nine months ended September 30, 2014, we recorded an income tax benefit of $1.2 million compared to income tax expense of $7.0 million for the same period in 2013. The resulting effective tax rate for the nine months ended September 30, 2014 and the same period in 2013 was 3.1% and (37.8)%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a full valuation allowance on U.S. deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential.

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
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net loss (GAAP)	$(35,192)	$(644)	$(37,333)	$(25,447)
Plus:
Interest expense, net	19,603	20,107	59,357	60,783
Income tax expense (benefit)	(4,540)	5,632	(1,177)	6,985
Depreciation and amortization	12,192	14,436	38,140	42,753
Foreign currency exchange losses (gains), net	31,816	(14,417)	35,131	(4,400)
Share-based compensation	1,969	1,993	5,539	3,719
Other expense (income), net	(125)	1,165	(703)	451
Loss on extinguishment of debt	617	—	617	—
Acquisition costs	—	—	347	369
Purchase accounting (inventory step-up and other)	—	393	—	2,155
Advisory fees	2,001	1,220	3,899	3,554
Reorganization and restructuring charges	832	2,005	1,968	7,556
Non-cash impairment of assets	246	—	844	—
Effect of Inventory Optimization Program	9,244	2,970	9,244	2,970
Other adjustments	289	819	872	2,775
Adjusted EBITDA (Non-GAAP)	$38,952	$35,679	$116,745	$104,223

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our liquidity initiatives continue to be: generate cash and pay down debt. For the nine months ended September 30, 2014, we generated net cash from operating activities of $48.4 million compared to $39.0 million for the nine months ended September 30, 2013. This is evidence of strong business performance, improved collection efforts and our focus on operational efficiencies. During the third quarter, we amended the Note Purchase Agreement to reduce the interest rate on our 9.00% Senior Notes (formerly the 11.75% Senior Notes) from 11.75% to 9.00% and we redeemed $26.5 million of the 9.00% Senior Notes with available cash and funds under the Revolving Loan Facility, which had an interest rate of 5.10% at September 30, 2014. The 9.00% Senior Notes carried the highest interest rate of all the Company's debt prior to the amendment.
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $141.7 million at September 30, 2014 compared to $146.9 million at December 31, 2013. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements. Our available liquidity declined from December 31, 2013 primarily due to additional debt outstanding under our Revolving Loan Facility, partially offset by a higher cash and cash equivalents balance. We had borrowed $44.1 million under the Revolving Loan Facility at September 30, 2014 compared to $32.0 million at December 31, 2013. As discussed above, our borrowings under the Revolving Loan Facility increased due to funding a portion of the redemption of the 9.00% Senior Notes.
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is primarily issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $41.7 million at September 30, 2014, cash and cash equivalents held in foreign countries were $35.8 million, of which $2.8 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and availability under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next twelve months.

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased from $300.6 million as of December 31, 2013 to $289.5 million as of September 30, 2014. The decrease in Adjusted Working Capital is primarily due to strong collection efforts, the effects of the Inventory Optimization Program, and continued focus on operational efficiencies. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.
The following is a reconciliation of Adjusted Working Capital to working capital:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts receivable, net	$141,982	$148,564
Inventories, net	227,590	228,245
Accounts payable	(80,026)	(76,181)
Adjusted Working Capital (Non-GAAP)	289,546	300,628
Plus: All other current assets	73,034	55,999
Less: All other current liabilities	(75,953)	(56,539)
Working capital (GAAP)	$286,627	$300,088

Long-term Debt
For a detailed discussion of our borrowings, see Note 8—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2013. On July 16, 2014, WireCo WorldGroup Inc. entered into an amendment to the Note Purchase Agreement governing the 9.00% Senior Notes (formerly the 11.75% Senior Notes) that reduced the interest rate from 11.75% to 9.00% and provided a waiver for the notice of redemption. On July 17, 2014, we redeemed $26.5 million of the $82.5 million aggregate principal amount of the 9.00% Senior Notes, using cash drawn under the Revolving Loan Facility.
Net Debt was $817.3 million and $845.3 million at September 30, 2014 and December 31, 2013, respectively. Our Net Leverage ratio was 5.40x at September 30, 2014, compared to 6.07x at December 31, 2013. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of total debt to Net Debt.

	September 30, 2014	December 31, 2013
	(in thousands)
Borrowings under Revolving Loan Facility	$44,050	$32,000
Polish Debt due 2014	8,029	8,860
Term Loan due 2017	325,192	330,813
9.00% Senior Notes due 2017	56,000	82,500
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	188	688
Capital lease obligations	2,455	3,333
Total debt at face value plus capital lease obligations (GAAP)	860,914	883,194
Less: Cash and cash equivalents	(41,718)	(34,987)
Less: Restricted cash	(1,873)	(2,887)
Net Debt (Non-GAAP)	$817,323	$845,320

Free Cash Flow
Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, acquisitions and other investing activities and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Free Cash Flow is also equivalent to the change in Net Debt. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. We generated Free Cash Flow of $28.0 million and $16.6 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to an increase in cash flows from operating activities.

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities (GAAP)	$48,426	$39,006
Less: capital expenditures	(16,213)	(22,479)
Less: acquisition of business and other investing activities	(2,622)	(35)
Effect of exchange rates on cash and cash equivalents	(1,906)	239
Other items	312	(176)
Free Cash Flow (Non-GAAP)	$27,997	$16,555

Debt Covenant Compliance
As of September 30, 2014, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.23x. The maximum Senior Secured Net Leverage Ratio was set at 3.50x of Adjusted EBITDA, with more restricted step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016.

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013, respectively.

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows provided by (used in)
Operating activities	$48,426	$39,006
Investing activities	(18,835)	(22,514)
Financing activities	(20,954)	(27,409)
Effect of exchange rates on cash and cash equivalents	(1,906)	239
Increase (decrease) in cash and cash equivalents	6,731	(10,678)
Cash and cash equivalents, beginning of period	34,987	49,244
Cash and cash equivalents, end of period	$41,718	$38,566

Cash from Operating Activities

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net loss	$(37,333)	$(25,447)
Adjustments to reconcile net loss to net cash provided by operating activities	83,170	45,576
Changes in assets and liabilities	2,589	18,877
Net cash provided by operating activities	$48,426	$39,006
Cash flows from operating activities increased in the nine months ended September 30, 2014 over the prior period primarily due to higher cash earnings, partially offset by investments in working capital. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items. The significant outflow of cash associated with building-up inventory was partially offset by an improvement in managing our collection terms with customers and payment terms with vendors. Days sales outstanding improved from 71 days for the third quarter of 2013 to 60 days for the third quarter of 2014.

Cash from Investing Activities

	Nine months ended September 30,
	2014	2013
	(in thousands)
Capital expenditures	$(16,213)	$(22,479)
Acquisition of business	(4,573)	—
Other investing activities	1,951	(35)
Net cash used in investing activities	$(18,835)	$(22,514)

Our investment in capital expenditures is lower in the nine months ended September 30, 2014 than the nine months ended September 30, 2013 primarily due to getting a late start on key projects. As a result, we currently expect to invest approximately $25 million in capital expenditures, primarily in emerging markets, for the full year. During the second quarter of 2014, we purchased certain assets from Endenburg B.V. for approximately $4.6 million. We expect to continue seeking strategic business acquisitions that are complementary to our business. The other investing cash inflow is related to proceeds from the sale of a building no longer used.

Cash from Financing Activities

	Nine months ended September 30,
	2014	2013
	(in thousands)
Principal payments on long-term debt	$(5,621)	$(11,043)
Debt issuance costs paid	—	(1,880)
Retirement of long-term debt	(26,946)	—
Net borrowings (repayments) under revolving credit agreement	12,050	(12,900)
Repayments of short-term borrowings	—	(1,586)
Other financing activities	(437)	—
Net cash used in financing activities	$(20,954)	$(27,409)
During the nine months ended September 30, 2014, we paid $20.5 million on our long-term debt, including a partial redemption of our 9.00% Senior Notes and a $3.1 million annual excess cash flow payment on our Term Loan, and we expect to continue to pay down our long-term debt balances, including the payoff of the Polish Debt in the fourth quarter.

Contractual Obligations and Commitments
As of September 30, 2014, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Standards
Refer to Note 1—“Interim Financial Statement Presentation” to our unaudited interim consolidated financial statements in Item 1 of this quarterly report for recently issued accounting standards.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Other than as described below, there was no material change from the information included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on Form 10-K for the year ended December 31, 2013.

Foreign Currency Exchange Rate Risk. Fluctuations in foreign currency exchange rates result in increases or decreases in our foreign currency exchange gains (losses). At times, we have partially hedged this volatility through the use of derivative instruments. In late September 2014, we entered into cross-currency swaps with three counterparties to hedge exposures to foreign currency exchange risk. The notional amount and unrealized gain on our outstanding cross-currency swap contracts are shown in the table below. In addition, this table shows the change in fair value of these swaps assuming a hypothetical adverse foreign currency exchange rate movement of 10% as of September 30, 2014.

Nine months ended September 30,
2014
(in thousands)
Cross-currency swaps:
Notional amount	$300,000
Unrealized gain	1,882
Change in fair value due to 10% foreign currency exchange rate movement	35,837
Refer to Note 5—“Derivative Financial Instruments” to our unaudited interim consolidated financial statements in Item 1 of this quarterly report for further information. Notwithstanding our efforts to mitigate some foreign currency exchange rate risk, we do not hedge all of our foreign currency exposures, and there can be no assurance that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

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
The Company is continuing to implement remedial actions regarding the material weakness. The Company hired a Vice President of Global Tax and Treasury in March, an International Tax Director in June, and a Domestic Tax Manager and Tax Analyst during the third quarter. We have also further investigated the root cause of the material weakness, designed standardized tax packages to gather tax provision information, scheduled regular tax discussions with significant locations, and strengthened tax provision documentation. Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company's internal control over financial reporting and will, over time, address the related material weakness identified. However, the above material weakness will not be considered remediated until these improvements have been fully implemented and are operating effectively for an adequate period of time.
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

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 10—“Contingencies” to our unaudited interim consolidated financial statements in Item 1 of this quarterly report.

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

10.1
Amendment No. 5 to Note Purchase Agreement, dated as of July 16, 2014, between WireCo WorldGroup Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q (File No. 333-174896), filed on August 7, 2014).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	November 13, 2014	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)