Form 10-K
period 2014-12-31
WireCo WorldGroup Inc.
filed 2015-03-03
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of February 23, 2015, the Registrant had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

WireCo WorldGroup Inc.
Annual Report
For the year ended December 31, 2014

Our Organization
The diagram below illustrates our current corporate structure at December 31, 2014, including WireCo WorldGroup Inc. (the "Registrant"), the issuer of the 9.50% Senior Notes due 2017, the guarantors, and non-guarantors designated by the shaded boxes. WireCo WorldGroup (Cayman) Inc. ("WireCo" or the "Company") indirectly owns 100% of the voting common stock of the Registrant and all of the subsidiaries guaranteeing the 9.50% Senior Notes. For a list of our subsidiaries, refer to Exhibit 21. Percentages of sales or assets represent the respective portion of consolidated WireCo net sales for the year ended December 31, 2014, and assets at December 31, 2014.

WireCo WorldGroup (Cayman) Inc.(1)
100%
100%
100%
Foreign Entity Non-Guarantor located in Hong Kong
Foreign Entity Guarantor located in Luxembourg
Foreign Entity Guarantors located in the Cayman Islands
65%
China Joint Venture(3)
100% Indirectly
100%
100% Indirectly
Foreign Entity Non-Guarantors (Significant operating entities primarily located in France and the Netherlands – 18% sales; 13% assets)
WireCo WorldGroup US Holdings Inc. ("US Holdings")(2)
Foreign Entity Guarantors (Significant operating entities primarily located in Portugal, Mexico, Poland, Germany and Australia – 44% sales; 51% assets)
80%
100%
50%
Brazil Joint Venture (4% sales; 3% assets)
WireCo WorldGroup Inc. (Issuer of 9.5% Senior Notes) (34% sales; 32% assets)
Spain, Greece, and India Joint Ventures(3)

(1)	This entity is 84% beneficially owned by Paine & Partners Fund III, of which Paine & Partners, LLC ("Paine & Partners") is the manager.

(2)	Certain current and former members of management beneficially own 3.3% of the non-voting common stock of U.S. Holdings, reflected as non-controlling interests.

(3)	For subsidiaries in which the Company does not have a controlling interest, we account for our respective ownership interests as equity method investments.

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
Readers are strongly encouraged to consider these factors and the following factors when evaluating any forward-looking statements concerning the Company:

•	the general economic conditions in markets and countries where we have operations;

•	fluctuations in end market demand;

•	foreign currency exchange rate fluctuations;

•	risks associated with our non-U.S. operations;

•	our ability to meet quality standards;

•	our ability to protect our trade names;

•	the competitive environment in which we operate;

•	changes in the availability or cost of raw materials and energy;

•	risks associated with our manufacturing activities;

•	violations of laws and regulations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	our ability to successfully execute and integrate acquisitions;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	our significant indebtedness;

•	covenant restrictions;

•	the interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes; and

•	credit-rating downgrades.

Any forward-looking statements that WireCo makes in this annual report speak only as of the date of such statement and we disclaim any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

PART I

Item 1.Business

INTRODUCTION
Unless otherwise indicated, the financial information included in this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest. In this report, unless the context otherwise requires, “WireCo,” the “Company,” “we,” “our” or “us” means WireCo WorldGroup (Cayman) Inc. and all subsidiaries consolidated for the purposes of its financial statements. WireCo WorldGroup (Cayman) Inc. is an exempted company incorporated under the laws of the Cayman Islands in 2008. WireCo WorldGroup Inc. (the "Registrant") was originally founded in 1931 as Wire Rope Corporation of America, Inc.

COMPANY OVERVIEW
WireCo is a leading global manufacturer of both steel and synthetic rope, specialty wire and engineered products serving a diverse range of end markets, geographies and customers. We maintain a broad portfolio of critical products across the end markets we serve, including, but not limited to, industrial and infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. We market our products under well-known brands including: Union™, CASAR®, Lankhorst Ropes®, Camesa®, Euronete™, Oliveira™, Phillystran®, Drumet™, Lankhorst Engineered Products™ and Lankhorst Mouldings™.
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
We operate 23 manufacturing facilities in 8 countries, which are supplemented by a global network of company-owned distribution facilities, consignment centers, distributor partnerships and sales offices. In addition, we have joint ventures with manufacturing activities in India, Greece and China. Our acquisitions have enhanced our leadership position by creating new growth opportunities, served to diversify and increase end market penetration, and reduced our dependence on external wire suppliers. The timeline below highlights a few of the more significant acquisitions we have made over the past decade.

OUR STRENGTHS

•
Mission-Critical Products with Recurring Revenue. Due to the mission-critical nature of our products, customers choose our products based on quality, service and engineering support. Rigorous operating conditions require frequent replacement, generating a steady stream of recurring revenue.

•
Highly Diversified Business Mix. Our revenue base has a balanced exposure across a diverse mix of end-user markets, geographies, products and brands. We believe our diversified portfolio insulates us from volatility in any single industry. In 2014, no single end market represented more than 40% of our total sales. In addition, we are geographically diversified with approximately 66% of sales outside of the United States during 2014.

•
Leading Market Share. We believe we hold a top market position in each of the end markets in which we choose to participate. We are actively pursuing the high margin global marketplace, where quality and service is key for buying decisions.

•
Track Record of Successful Acquisitions. We have been able to successfully execute several key acquisitions resulting in a market leading position and diversification among products, end markets and geographies.

•
Consistent Margins Despite Volatile Raw Material Prices. We have pass-through pricing mechanisms for all products at the time of sale to reflect current commodity prices, which allows for stabilized margins during volatile commodity markets.

•
Organic Innovation. We introduced 17 new products during 2014. Driving this organic innovation is a team of over 70 research, design and development engineers involved in product conception, research, design, development, testing and full technical customer support. We employ some of the end markets' most creditable subject matter experts, currently serving or having served on committees such as the Wire Rope Technical Board, American Society of Mechanical Engineers B30.30 Committee, and in Europe, The Drahtseil-Vereinigung for the wire rope industry.

REPORTABLE SEGMENT
Our operations consist of one operating segment and one reportable segment. Refer to Note 15—“Segment and Geographic Area Information” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for additional information.
PRODUCTS
The table below summarizes each product's contribution as a percentage of our consolidated net sales during 2014, 2013 and 2012. The Lankhorst acquisition in July 2012 affects the comparability of period-over-period results.

Product Sales as a Percentage of Total Consolidated Sales

	2014	2013	2012
Rope	73%	74%	74%
Specialty Wire	16%	16%	20%
Engineered Products	11%	10%	6%
	100%	100%	100%

ROPE
Product Portfolio
WireCo is a leading global producer with a broad product offering of steel rope, electromechanical cable ("EM Cable"), synthetic rope and synthetic yarns. These customized products are capable of withstanding extremely heavy loads and harsh operating environments with specific quality, durability, weight, functionality and performance capabilities. Given the intensity of rope usage in certain applications and their consumable nature, they are subject to strict inspection and removal criteria, necessitating frequent replacement. As a result, the aftermarket represents a significant portion of highly engineered rope sales. WireCo's products are mainly used for lifting equipment within the oil and gas, fishing, mining, maritime and industrial and infrastructure end markets.

We sell our products through a global sales force consisting of regional sales managers and application or end market specialists.  To enhance our overall level of service to our customers, we have: an extensive engineering and research and development organization that is actively involved in developing innovative products for our customers; leading technical training seminars surrounding our products; and fieldwork with our customers to maximize product performance. We service our customers through a global network of owned distribution centers, consignment centers and distributor partnerships in order to provide fast delivery, short lead-times, consistent product supply and high quality customer service.
The below table summarizes each product's contribution as a percentage to our consolidated rope sales during 2014, 2013 and 2012. The Lankhorst acquisition affects the comparability of period-over-period results.

Rope Product Portfolio Sales as a Percentage of Total Rope Sales

	2014	2013	2012
Steel Rope	53%	49%	57%
Steel EM Cable	5%	5%	6%
Total Steel	58%	54%	63%
Synthetic Rope	12%	16%	10%
Synthetic Yarns	3%	4%	1%
Total Synthetic	15%	20%	11%
Rope Total Sales	73%	74%	74%

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
Synthetic Yarns products, such as tapes, yarns and monofilaments, are used in a variety of end market applications including flexible intermediate bulk containers, horticulture, agriculture, cables, concrete reinforcement, synthetic grass, geotextiles, electrical fencing, antiballistics, luggage, sports products, industrial and infrastructure usage and synthetic ropes. The Company also manufactures synthetic yarns for use in the production of its own synthetic ropes.

End Markets
Our Rope products provide solutions in a variety of end markets with attractive growth opportunities, focusing on premium high-margin business. A breakdown of our net sales for the year ended December 31, 2014 by end market, as well as our Go-to-Market brands were as follows:
The following provides a detailed description regarding some uses of our products by end market:
Industrial and Infrastructure - This end market encompasses industrial and infrastructure applications that use steel rope in various industries, including construction, transportation, defense, automotive, agriculture and logging. Crane ropes sold within this end market consist of both Original Equipment Manufacturers ("OEMs") tied to new crane build annually and a much larger global market of end users of cranes in the aftermarket.  Crane ropes are a consumable working component of cranes that require replacement every one to four years depending on cycle counts, working conditions and operator experience.
Oil and Gas - Steel and synthetic ropes are used throughout the oil and gas industry, providing solutions, from exploration all the way to production. We have a full suite of product offerings for onshore oil and gas (well servicing, tubing and sandlines, drill lines, and mast raising lines), offshore above platform (drill lines, buoy pendants, tensioner ropes, riser ropes, cranes and cable lays), and solutions for offshore mooring systems below platform (deep water mooring, anchor lines, mooring systems, modulines and synthetic tethers). Onshore and offshore above platform ropes are mission critical and typically need to be replaced every 6 to 12 months depending on the application and operating environment.
Fishing - The fishing industry encompasses applications that use steel and synthetic wire ropes and netting for fishing and other related equipment. We are a leading global supplier of these products to the fishing industry, with worldwide distribution of our recognized Oliveira and Euronete brands. We believe we are the only company with a complete fishing gear range and the unique ability to produce netting and wire and synthetic ropes. Our products are consumable working ropes and nets for fishing vessels and fish farms, which need to be replaced every three to four years based on level of activity in order to protect valuable fish catches or fish farm production.
Mining - Our steel rope products are primarily consumable working ropes for mining operations. We participate both in the underground and surface mining market for the extraction of coal, copper, iron ore and other minerals and ores. Due to the severe wear-and-tear that steel ropes endure in surface mining operations, they typically need to be replaced every two to four months depending on the application and operating environment.
Maritime - Steel and synthetic ropes are used for various maritime operating applications including mooring, tugging, lifting and anchoring. The maritime business is managed with ship owners directly or with affiliated companies, like ship yards and ship management companies with regular activity in vessels designed for bulk cargo, containers and tankers for shipping product globally, as well as working boats built for towing, dredging, drilling, offshore installations, holiday cruises and defense purposes. These types of ropes typically need to be replaced every 12 to 18 months depending on the application and operating environment.
Structures - Our steel and synthetic rope products are used in bridges, stadiums, towers and other cable supported structures. Our specialty wire products are also commonly used as concrete reinforcement for infrastructure projects.

SPECIALTY WIRE
Product Portfolio
Our specialty wire provides a competitive edge, fulfilling substantially all of our internal supply chain needs. The majority of our volume in wire is high-carbon steel wire for use in the production of our own steel ropes and EM Cable products. For our external customers, we offer a variety of selective products such as PC strand, PC wire, tire bead, spring and duct, guy strand and staple band, which are manufactured for a wide variety of uses in a broad range of industries. Of our specialty wire production for the year ended December 31, 2014, we produced 48% for internal use and the remaining for our external customers. Our Go-to-Market brands during 2014 were as follows:
End Markets
Besides serving our internal needs, we serve niche markets in the infrastructure and industrial industries. Our primary infrastructure product is PC strand, used in highways, dams, silos, long extension bridges and industrial structures. PC strand is a reinforcing component for concrete. For the industrial market, we serve a variety of applications including air conditioning, automotive, furniture and fencing applications. Guy strand is used in telecommunications and utilities and staple band is used to manufacture staples for various industries.

ENGINEERED PRODUCTS

Product Portfolio
Lankhorst Engineered Products are highly engineered, plastic injected molded products and sheets.  Our products have a very low maintenance cost, long useful life, high impact resistance, and perform in extreme temperature conditions.  In many cases, these products are used as a substitute for steel, concrete or wood alternatives due to their unique engineered design, performance characteristics and price. Most products are custom designed by our dedicated team of research and development engineers to meet specific customer requirements.  Since these applications are complementary with some of our wire and synthetic rope products, we can offer our customers a "complete solution."  An example is our oil-platform mooring systems where we offer high strength synthetic ropes and buoyancy modules produced by our Lankhorst Engineered Products facilities.  Sales and distribution are done primarily in Europe and, for the oil and gas market, by our own team in Houston, Texas. Together with our global network of dedicated distributors and agents, we are able to serve customers around the world.

End Markets
Engineered products are used in the following end markets:  oil and gas, poultry, industrial and infrastructure and storage systems.  Within oil and gas, we produce applications ranging from protection to buoyancy to anti-oscillation.  Our poultry end market includes poultry manufacturing conveyor belts for eggs and manure that are tailored for the end application.  The industrial and infrastructure end market produces manholes, poles, planks, decking sheet, furniture, bridges, and railroad cross ties.  Engineered products are used in pipe storage systems for worksite mobility and coil storage solutions, such as steel plants, service centers, automotive plants and transportation. A breakdown of our net sales for the year ended December 31, 2014 by end market, as well as our Go-to-Market brands were as follows:

RAW MATERIALS
The main raw materials that we use to manufacture our rope products are high-carbon steel wire, polymers, such as polypropylene and polyethylene, and synthetic fibers, such as polyester and polyamide (nylon) and high tenacity synthetic fibers, such as Ultra High Molecular Weight Polyethylene. The main raw material that we use to manufacture wire is high-carbon steel rod. Our steel rope and wire products are made from steel rod that is primarily made from recycled steel scrap and iron ore and our synthetic ropes are primarily composed of new raw materials. Engineered Products are made from new plastic materials (36%) and recycled plastic materials (64%). The recycled plastics are sourced from agricultural foils, bottle caps and industrial waste. All of our products have a variety of different coatings or ancillary materials required to complete finished products. Examples include zinc, grease, lubrication, master batch for coloring, polyurethane, fittings and hardware.
Due to the wide geographic dispersion of our production facilities, we use numerous suppliers for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, especially considering we are vertically integrated and manufacture the majority of the wire, fibers and cores we use in our ropes. These raw materials are purchased at regular intervals, usually on a monthly or quarterly basis, depending on pricing and market conditions.

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

CUSTOMERS
We serve a broad customer base, both in terms of industries and geographic regions. Our rope and specialty wire customers include distributors, OEMs and end users of our products in the various industries we serve. Engineered products' customers include: engineering firms, contractors, multinational oil and gas energy companies, offshore pipelayers, steel manufacturers and railroads. Due to our diversified customer base, our top 10 customers only accounted for approximately 10% of our net sales in 2014, and our largest customer accounted for less than 2% of net sales in 2014.

BACKLOG
Our policy is to include only firm unfilled orders shippable within twelve months in backlog. The backlog of orders for the principal products manufactured and marketed was $156.6 million at December 31, 2014, relating primarily to offshore oil and gas contracts. We anticipate that most of the 2014 backlog of orders will be filled during fiscal year 2015.

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

INTELLECTUAL PROPERTY
The Company believes that its patents, brands, trademarks and other intellectual property provide it with a significant competitive advantage. We own numerous patents and patent applications worldwide.  We regularly file patent applications and obtain issued patents resulting from our research and development activities. Although we use patented inventions throughout our product portfolio, our business is not substantially dependent on any single patent or group of patents. We have a significant number of trademarks registered around the world covering our company names and material brands. These trademarks include WireCo WorldGroup®, WireCo®, Union™, CASAR®, Lankhorst Ropes®, Camesa®, Euronete™, Oliveira™, WireCo® Structures, Phillystran®, Drumet™, Lankhorst Engineered Products™ and Lankhorst Mouldings™. In addition, we have trademarks registered in the U.S. and some foreign countries to protect our specific “marker strand” designs, which, consistent with market practice, designate our steel rope products as well as various brands. We have also trademarked our orange-colored plastic coating used to enhance the performance of our steel rope product lines.

RESEARCH AND DEVELOPMENT
We believe our focused agenda of research and development initiatives has enhanced our reputation as one of the leading product innovators in the industries that we serve. Demand for our products developed in previous years continues to increase as our customers recognize the added value to their respective business. In 2014, we introduced seventeen new products to the diverse global industries that we serve. These new products have been included in our already extensive and highly engineered product portfolio. Our strategy is to continue to build on our history of innovation and technological expertise while bringing new, highly engineered products to market. Our investment in research and development was $5.3 million, $4.0 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

REGULATION - Environmental Matters
Our business operations and facilities are subject to a number of laws and regulations, which govern the discharge of pollutants and hazardous substances into the air and water; the handling, storage, use and disposal of such materials; and remediation of contaminated sites. Operations at our facilities include transforming steel rods and wire into steel rope or cable, which can produce wastewater, spent acid and petroleum waste; and transforming polymers and synthetic fibers into fiber strand and fiber rope, which may be recycled or may produce polymer or synthetic fiber waste; and transforming lumber into wooden reels, which may produce waste that may be recycled or incinerated. We also store certain petroleum products and hazardous substances that we use in our operations. Due to the nature of these activities, our facilities are subject to routine inspection by regulators. Our regulators have not identified any material findings or situations that could have a material impact on our operations. Although we continually incur expenses and make capital expenditures related to environmental protection, we do not anticipate that future expenditures should materially impact our financial condition, results of operations, or liquidity.

EMPLOYEES AND LABOR RELATIONS
At December 31, 2014, we employed approximately 4,100 employees worldwide, not including our joint ventures, of which approximately 800 were employed by the Registrant in the U.S. Approximately 37% of our employees were covered by collective bargaining agreements, of which none are subject to agreements that expire within one year of December 31, 2014. The Company believes it will be able to successfully negotiate all such contracts as they come due.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. Refer to Note 15—“Segment and Geographic Area Information” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for financial information about WireCo’s domestic and foreign operations.

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
Some of our end markets are cyclical, which may cause us to experience fluctuations in net sales or operating results.
We have experienced, and expect to continue to experience, fluctuations in net sales and operating results due to business cycles. We sell our products principally to oil and gas (both offshore and onshore), industrial and infrastructure, fishing, mining, maritime, structures, poultry, and storage systems markets. Although we serve a variety of markets to avoid a dependency on any one, a significant downturn in any one of these markets could cause a material reduction in our net sales that could be difficult to offset. In addition, decreased market demand typically results in excess manufacturing capacity among our competitors which, in turn, results in pricing pressure. As a consequence, a significant downturn in our markets can result in lower profit margins.
Our reported financial condition and results of operations are subject to exchange rate fluctuations, which will make it more difficult to predict our financial results.
Our reported financial condition and results of operations are reported in multiple currencies, which primarily include the euro, the Mexican peso, and the Polish złoty, and are then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. Appreciation of the U.S. dollar against the euro, the Mexican peso, and the Polish złoty will have a negative impact on our reported net sales and operating income while depreciation of the U.S. dollar against such currencies will have a positive effect on reported net sales and operating income. Additionally, foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, the Mexico peso, and the Polish złoty impact the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations.

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
As activities in certain of our facilities involve the handling, storage, use and disposal of hazardous substances, we may be subject to material liabilities arising from conditions caused by the release of these substances. Such liability can include the costs of investigation and clean-up, fines and penalties sought by environmental authorities and damages arising out of personal injury and contaminated property and other toxic tort claims, as well as claims for lost or impaired natural resources. Certain environmental laws impose strict liability, and under certain circumstances, joint and several liability on current and prior owners and operators of sites without regard to comparative fault. In addition, environmental requirements change frequently, and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Failure to maintain or comply with environmental permits, governmental approvals or other environmental requirements necessary to operate our business, exposure to any one of the possible environmental obligations and liabilities listed above, and the uncertainty that our indemnification rights will result in the recovery of any environmental losses that may arise, may subject us to significant obligations and liabilities that could have a material adverse effect on our business, financial condition and results of operations.
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
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we are utilizing certain exemptions from various reporting requirements that are applicable to other reporting companies that are not emerging growth companies. An emerging growth company may also take advantage of some or all of the scaled disclosure provisions that are applicable to emerging growth companies, such as delayed compliance with new or revised accounting pronouncements applicable to reporting companies until such pronouncements are made applicable to private companies and reduced disclosure about executive compensation arrangements. We are electing to take advantage of the extended transition period for complying with new or revised accounting standards until we (i) no longer qualify as an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided by the JOBS Act. As a result of this election, our financial statements may not be comparable to the financial statements of other reporting companies. Also, we are taking advantage of scaled disclosure provisions within Item 11, Executive Compensation, of this annual report provided by the JOBS Act to emerging growth companies. We cannot predict if investors will find our debt securities less attractive because we are relying on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our trading price may be more volatile. We may utilize these reporting exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more or (ii) the date on which we have issued more than $1 billion in non-convertible debt securities during the previous three-year period.
Organized labor action could have a material adverse effect on our business.
Many of our operations are highly labor intensive. We have collective bargaining agreements with our employees at several plant locations and distribution centers. Approximately 37% of our work force is unionized. If our unionized employees were to engage in a strike, work stoppage or other slowdown at any of our plants, this could adversely affect our ability to produce our products. In addition, any significant increase in labor costs or the making of other significant concessions as a result of agreements with our unionized workforce could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Public Debt
Our substantial level of indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our debt service obligations.
As of December 31, 2014, we had $874.3 million of total indebtedness at face value. Face value excludes adjustments for unamortized premium and discounts. In addition, subject to restrictions in the indenture governing the 9.50% Senior Notes (the “Indenture”) and restrictions in our current debt agreements, we may incur additional indebtedness. Our high level of indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to the 9.50% Senior Notes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on the 9.50% Senior Notes and other indebtedness, which will reduce the funds available to us for other purposes such as capital expenditures;

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

The Revolving Loan Facility and the Term Loan due 2017 requires us to maintain specific leverage ratios, and the Indenture governing the 9.50% Senior Notes requires us to meet a specific fixed charge coverage ratio prior to incurring certain additional debt. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. Our failure to comply with these obligations could prevent us from borrowing additional money and could result in our default. If a default occurs under any of our senior indebtedness, the relevant lenders could elect to declare such indebtedness, together with accrued interest and other fees, to be immediately due and payable and to proceed against our assets that secure such senior indebtedness. Moreover, if the lenders under a facility or other agreement in default were to accelerate the indebtedness outstanding under that facility, it could result in a default under other indebtedness. If all or any part of our indebtedness were to be accelerated, we may not have or be able to obtain sufficient funds to repay it. In addition, we may incur other indebtedness in the future that may contain financial or other covenants that are more restrictive than those contained in the Indenture. As a result of these and certain other covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.
We are controlled by a principal equity holder who will be able to make important decisions about our business and capital structure.
A majority of our shares are held by Paine & Partners Fund III, an affiliate of Paine & Partners. As a result, Paine & Partners controls us and has the power to elect the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of our stock, including approving acquisitions or sales of all or substantially all of our assets. Paine & Partners has the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. The interests of our principal equity holder may not be aligned with the holders of our 9.50% Senior Notes. Our principal equity holder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our 9.50% Senior Notes.
Any lower-than-expected rating of our bank debt and debt securities could adversely affect our business.
Two rating agencies, Moody's and Standard & Poor's, rate our debt securities. If the rating agencies were to reduce their current ratings, then our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, our business and financial condition may be adversely affected.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Our principal properties include our manufacturing facilities and our distribution centers. A depiction of our global manufacturing footprint, excluding our joint ventures in China, Greece and India, is below:

North America	South America	Europe

United States (8)	Brazil (1)	France (1)	Germany (2)	Portugal (6)

Mexico (2)		The Netherlands (2)	Poland (1)
We have eight domestic manufacturing facilities in Missouri, Texas and Pennsylvania and fifteen international manufacturing facilities in Mexico, Germany, Portugal, Poland, the Netherlands, Brazil and France, excluding our three joint ventures. We have global capacity to annually produce approximately 307,000 metric tons of wire, 231,000 metric tons of rope, 35,000 metric tons of engineered products, and 5,000 metric tons of recycled raw materials. Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.
The Company adequately uses its total production capacity. Utilization of manufacturing capacity varies by manufacturing plant based upon the type of products assigned and the level of demand for those products.
We have twenty stand-alone distribution facilities in the U.S., Portugal, the Netherlands, France, United Kingdom, Australia, Denmark, Slovakia and Czech Republic. In addition to these distribution facilities, we have warehouse space available at substantially all of our manufacturing facilities.
We own all but six of our manufacturing facilities and lease eleven stand-alone distribution centers. Refer to Note 14—“Commitments and Contingencies” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for further information on the Company's lease commitments.
Most of our properties and other assets are subject to liens securing our various borrowings. Refer to Note 7—“Borrowings” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report for further information on assets secured.
We believe our properties are in good condition, well maintained, adequately utilized and sufficient to support the anticipated operations of the business.

Item 3.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 14—“Commitments and Contingencies” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Registrant's common equity consists of common stock that is privately held and there is no established public trading market. As of February 23, 2015, there was one stockholder of record. There are currently no significant restrictions on the ability of the Registrant to pay dividends to WireCo WorldGroup US Holdings Inc., its sole stockholder.

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

	Years ended December 31,
	2014	2013	2012 (1)	2011 (2)	2010 (3)
	(in thousands)
Statement of Operations Data:
Net sales	$856,760	$821,055	$742,689	$604,927	$447,678
Gross profit	208,245	198,749	163,755	158,573	118,531
Operating income	70,954	51,418	45,195	57,009	41,354
Net loss	(28,773)	(27,004)	(18,174)	(50,707)	(6,565)
	As of December 31,
	2014	2013	2012 (1)	2011 (2)	2010 (3)
Balance Sheet Data:
Working capital	$283,101	$300,088	$325,605	$202,707	$226,468
Total assets	1,124,851	1,199,215	1,250,260	885,703	822,406
Long-term debt, excluding current maturities	854,042	862,492	893,217	565,044	500,248
Total stockholders’ equity	44,263	96,233	112,012	129,536	195,069
	Years ended December 31,
	2014	2013	2012 (1)	2011 (2)	2010 (3)
Statement of Cash Flows Data:
Cash flows provided by (used in):
Operating activities	$59,418	$55,151	$13,554	$10,653	$(4,351)
Investing activities	(27,494)	(29,353)	(210,232)	(93,335)	(102,326)
Financing activities	(4,865)	(40,980)	214,599	56,956	140,984

(1)	The 2012 financial information reflects the acquisition of Royal Lankhorst Euronete Group B.V. ("Lankhorst") on July 12, 2012.

(2)	The 2011 financial information reflects the acquisition of Drumet Liny I Druty Sp Z O.O. ("Drumet") on July 18, 2011.

(3)	The 2010 financial information reflects the acquisition of Luís Oliveira Sá, SGPS, S.A. ("Oliveira") on November 16, 2010.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest.
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

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). This MD&A includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”. These Non-GAAP Financial Measures include:

•	Adjusted EBITDA

•	Acquisition Adjusted EBITDA

•	Adjusted Working Capital

•	Net Debt

•	Free Cash Flow

We provide Adjusted EBITDA and Acquisition Adjusted EBITDA as a means to enhance communication with security holders by providing additional information regarding our operating results. We use these Non-GAAP Financial Measures internally to evaluate our performance, allocate resources, calculate debt covenant ratios and for incentive compensation purposes. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations, are required for debt covenant calculation purposes and are useful for peer and period-to-period comparisons of results considering our history of acquisitions.
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

BUSINESS OVERVIEW
We are a leading global manufacturer of both steel and synthetic rope, specialty wire and engineered products. Our products are used in a diverse range of industries including, but not limited to, industrial and infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. Our global manufacturing footprint includes 23 manufacturing facilities in 8 countries.

EXECUTIVE SUMMARY
During 2014, we saw a full year of benefit from initiatives commenced in the second half of 2013, as well as benefits from new initiatives implemented during 2014. Key initiatives implemented in 2013 and further capitalized on in 2014 include: executing clear sales strategies in each of our markets to best serve our customers, reducing plant costs to run a more efficient operation, actively managing inventory, accounts receivable and accounts payable to reduce working capital, and applying rigorous return on investment standards to our capital spending. In 2014, we continued our focus on operational improvements with new procurement initiatives focused on consolidating and improving global purchasing processes, as well as implementing standard procedures to support data driven decisions and rigorous productivity initiatives.
In April 2014, we acquired certain assets from Endenburg B.V. to reorganize into a new distribution facility called WireCo Crane Center. Endenburg B.V. is headquartered in Gouda, Holland and supplied high quality hoisting and lifting gear, among other products. The WireCo Crane Center establishes a key central stocking location with good inland transportation routes near the Rotterdam Port, allowing us to provide quicker response times and higher service levels to our European and international customer base. This facility is expected to make a contribution to rope sales in 2015.
In 2013, we initiated an inventory optimization program (the "Inventory Optimization Program") designed to generate cash in the short-term instead of holding certain inventory for longer periods of time and to create efficiencies from a physical material movement perspective at our manufacturing and distribution facilities. In 2014, we continued to monitor inventory levels in conjunction with the Inventory Optimization Program, and we increased the breadth and depth of the program, including initiating a plan to sell higher volumes of our slower moving inventory, which had historically sold at or above cost. We identified further opportunities with this initiative in 2014 to maximize the return on inventory, especially with our focus on improving working capital management and gaining efficiencies in our operations. As a result of these opportunities, which also resulted in sales below cost, we recognized a charge of $9.2 million in 2014 to adjust certain inventory to its net realizable value.
As a result of these initiatives, in fiscal year 2014, our net sales increased by $35.7 million, Adjusted EBITDA grew by $11.8 million, and we generated $59.4 million of cash from operating activities.

The increase in sales for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to increased sales in our oil and gas and fishing markets, which were partially offset by weakness in the mining and industrial and infrastructure end markets.
We reported a net loss of $28.8 million and Adjusted EBITDA, a Non-GAAP Financial Measure, of $151.0 million for the year ended December 31, 2014, compared to a net loss of $27.0 million and Adjusted EBITDA of $139.2 million for the same period in 2013. Adjusted EBITDA as a percentage of sales was 17.6% during 2014 compared to 17.0% during 2013. The increase in net loss of $1.8 million year-over-year was primarily due to $36.3 million of foreign currency exchange losses during 2014, related mostly to the depreciation of the euro, compared to $13.6 million of foreign currency exchange gains in 2013. The majority of the foreign currency exchange gain/loss activity is unrealized and relates to the revaluation of intercompany loans based on the end of period foreign currency exchange rates. This increase in foreign currency exchange losses was partially offset by higher gross profit of $9.5 million attributable primarily to sales growth, reduced operating expenses of $10.0 million related to cost management initiatives and lower income taxes of $26.2 million. The increase in Adjusted EBITDA was driven primarily by sales growth and efficiencies gained in our plant operations.
Below is a comparison of Adjusted EBITDA to Net loss, the most comparable GAAP measure. For the definition of Adjusted EBITDA and reconciliation to net loss, see the section titled “Adjusted EBITDA and Acquisition Adjusted EBITDA”. Also, see the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

	Years ended December 31,
	2014	2013
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$151,009	$139,193
Net loss as reported (GAAP)	$(28,773)	$(27,004)

CONSOLIDATED RESULTS OF OPERATIONS
This section focuses on significant items that impacted our operating results during the years ended December 31, 2014, 2013 and 2012. Most notably, our acquisition of Royal Lankhorst Euronete Group B.V. (“Lankhorst”) on July 12, 2012 affects the comparability of 2012 results. Operating results of Lankhorst are included in our consolidated statements of operations since the date of acquisition.
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

Year ended December 31, 2014 compared to the year ended December 31, 2013
The following table presents selected consolidated financial data for the years ended December 31, 2014 and 2013:

	Years ended December 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Net sales	$856,760	$821,055	$35,705	4%
Gross profit	208,245	198,749	9,496	5%
Other operating expenses	(137,291)	(147,331)	10,040	(7)%
Other expense, net	(115,368)	(67,881)	(47,487)	70%
Income tax benefit (expense)	15,641	(10,541)	26,182	NM
Net loss	$(28,773)	$(27,004)	$(1,769)	NM
Gross profit as % of net sales	24%	24%
Other operating expenses as % of net sales	16%	18%

NM = Not Meaningful

Net sales
Our consolidated net sales increased $35.7 million, or 4%, during the year ended December 31, 2014 compared to the same period in 2013. Offsetting the increase was a $2.3 million decline due to foreign currency exchange rate fluctuations when comparing the average exchange rates for the twelve months ended December 31, 2014 to the average exchange rates for the twelve months ended December 31, 2013.
Excluding the impacts of foreign currency exchange rates, rope sales increased by $20.8 million which was driven primarily by increased sales in our oil and gas and fishing end markets. Sales of our offshore oil and gas products were up $10.7 million primarily due to new contracts in South America and Europe. Onshore oil and gas sales increased $6.9 million driven by an increase in drilling activity evidenced by a higher average rig count throughout the year relative to the average throughout 2013, despite ending the 2014 fiscal year at a lower rig count, a decline that is anticipated to continue into fiscal year 2015. According to Baker Hughes, the average North American onshore rig count during the full fiscal year 2014 was 2,182 compared to 2,056 in 2013, while finishing the year at 2,035 on December 31, 2014. Fishing sales increased $11.7 million primarily due to product innovation in our netting offerings, new customer activity across several markets globally, and lower gas prices for fishing vessels, which lowers operating costs, increases spending on fishing gear and results in improved fish prices. Maritime sales increased $2.8 million due to growth in new vessel build orders and new customers from the April 2014 Endenburg B.V acquisition, which had maritime, offshore and heavy lifting business activities. These increases were offset by declines of $2.2 million in the mining end market driven by low mineral prices, mine closures and cost reductions at the major mining companies, $6.6 million in the industrial and infrastructure end market as a result of continued macroeconomic weakness in Europe and Asia and $1.8 million in the structures end market due to fewer large bridge projects. Rope sales represented 73% of our total consolidated net sales for the year ended December 31, 2014 compared to 74% for the same period in 2013.
Excluding the impacts of foreign currency exchange rates, specialty wire sales increased $12.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to increased sales in Mexico. Specialty wire sales represented 16% of our total consolidated net sales for the years ended December 31, 2014 and 2013.
Excluding the impacts of foreign currency exchange rates, engineered products sales increased $4.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by an increase in offshore contracts and further product innovation. Engineered product sales represented 11% of our total consolidated net sales for the year ended December 31, 2014 compared to 10% for the same period in 2013.

Gross profit
Gross profit increased $9.5 million for the year ended December 31, 2014 compared to 2013, but gross profit as a percentage of sales (“gross margin”) stayed constant at 24%. Improved margin performance was partially offset by costs related to our Inventory Optimization Program. The effect of our Inventory Optimization Program on Cost of sales was $9.2 million in 2014 and $3.0 million in 2013. Excluding the effect of the Inventory Optimization Program, our gross margin would have been 25% in 2014 and 2013. We have seen continued improvement in our margins due to cost reduction initiatives that were partially offset by the margin generated by our product mix. We saw volume growth in select specialty wire and engineered products categories, which generate lower margin than the products in the rope portfolio.

Other operating expenses

	Years ended December 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Selling expenses	$(44,417)	$(41,661)	$(2,756)	7%
Administrative expenses	(82,361)	(88,598)	6,237	(7)%
Amortization expense	(10,513)	(17,072)	6,559	(38)%
Other operating expenses	$(137,291)	$(147,331)	$10,040	(7)%
Other operating expenses decreased $10.0 million, or 7%, for the year ended December 31, 2014 compared to the same period in 2013. Total other operating expenses decreased as a percentage of net sales from 18% for the year ended December 31, 2013 to 16% for the year ended December 31, 2014 as a result of generating higher sales while maintaining a steady level of operating expenses.
Selling expenses increased $2.8 million, or 7%, over the same period in 2013 primarily due to the increase in commissions of $1.1 million directly related to sales volume and $1.8 million in payroll costs associated with reallocation of certain personnel between administrative expenses and selling expenses primarily related to product development and purchasing. Foreign currency exchange rate fluctuations had no material impact on the change in selling expenses for the year ended December 31, 2014.
Administrative expenses decreased $6.2 million, or 7%, over the same period in 2013. Lower reorganization and restructuring charges of $7.3 million, consulting fees of $1.3 million, bank fees of $1.0 million, and foreign currency exchange rate fluctuations of $1.2 million were offset by higher compensation, impairment charges and $0.8 million more of advisory fees. Contributing to the decrease was $4.5 million in payroll costs associated with reallocation of certain personnel between administrative expenses, selling expenses and cost of sales primarily related to product development and purchasing. In 2013, we incurred more reorganization and restructuring charges associated with severance costs related to changes in personnel, including executive management positions. Consulting fees were lower in 2014 compared to 2013 primarily due to cost management initiatives, which included the management of more projects with internal resources and fewer matters requiring external professional services. Also, we incurred non-capitalizable bank fees in the second quarter of 2013 associated with the Second Amendment of the Credit Agreement. Incentive compensation, based on Adjusted EBITDA, was $5.0 million higher in 2014 compared to the same period in 2013 as Adjusted EBITDA increased. Share-based compensation was $1.8 million more in 2014 compared to the same period in 2013 due to grants of options and restricted stock awards in July of 2013. Non-cash impairment charges of $1.1 million were recorded in 2014 related to an office building that was abandoned and the write-off of certain intangible assets.
Amortization expense decreased $6.6 million, or 38% over the same period in 2013 primarily due to certain finite-lived intangible assets becoming fully amortized effective the first quarter of 2014 and $0.4 million more of amortization expense in prior year due to the acceleration of amortization associated with a finite-lived trade name that is no longer used.

Other expense, net
Other expense increased by $47.5 million, or 70%, for the year ended December 31, 2014, compared to the same period in 2013. Significant components of this change were as follows:

	Years ended December 31,		Change
	2014	2013	Dollars	Percent
	(in thousands)
Interest expense, net	$(78,477)	$(80,830)	$2,353	(3)%
Foreign currency exchange gains (losses), net	(36,298)	13,584	(49,882)	367%
Loss on extinguishment of debt	(617)	—	(617)	100%
Other income (expense), net	24	(635)	659	104%
Total other expense, net	$(115,368)	$(67,881)	$(47,487)	70%
Interest expense decreased $2.4 million for the year ended December 31, 2014 primarily due to a decrease in outstanding debt due to principal and excess cash payments, amending the Note Purchase Agreement to reduce the interest rate from 11.75% to 9.00% on the privately placed senior notes, and partial refinancing of debt carried at the highest interest rate of all the Company's debt prior to the amendment.
For the year ended December 31, 2014, foreign currency exchange losses were $36.3 million compared to foreign currency exchange gains of $13.6 million for the same period in 2013. These foreign currency exchange losses were primarily related to the remeasurement of intercompany loans denominated in U.S. dollars for subsidiaries who have a different functional currency. At December 31, 2014 and 2013, we had intercompany loans that required remeasurement in the aggregate amounts of $408.3 million and $473.1 million, respectively. The depreciation of the euro and the Polish złoty on our intercompany loans contributed to most of these unrealized foreign currency exchange losses. The revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro and the Polish zloty resulted in $38.1 million and $11.2, respectively, of the losses recognized. The U.S. dollar to euro exchange rate at December 31, 2013 was $1.00 to €0.7251 compared to $1.00 to €0.8237 at December 31, 2014. The U.S. dollar to the Polish złoty exchange rate at December 31, 2013 was $1.00 to zł3.0123 compared to $1.00 to zł3.5196 at December 31, 2014. These losses were partially offset by a $16.3 million unrealized gain on the fair value marked-to-market adjustment on the cross-currency swaps entered into during 2014. During 2013, the revaluation of intercompany loans denominated in U.S. dollars for subsidiaries whose functional currency is the euro resulted in $12.6 million of the gains recognized. The U.S. dollar to euro exchange rate at December 31, 2012 was $1.00 to €0.7579 compared to $1.00 to €0.7251 at December 31, 2013.
Loss on extinguishment of debt increased by $0.6 million for the year ended December 31, 2014 compared to the same period in 2013 due to the call premium and write-off of unamortized debt issuance costs in conjunction with the redemption of a portion of the 9.00% Senior Notes (formerly the 11.75% Senior Notes).

Income tax benefit (expense)
For the year ended December 31, 2014, income tax benefit was $15.6 million, a decrease in expense of $26.2 million, as compared to income tax expense of $10.5 million for the year ended December 31, 2013. The resulting effective tax rate was a benefit of 35% and an expense of 64% for the year ended December 31, 2014 and 2013, respectively. The 2014 effective tax rate was primarily driven by a mix of earnings in various jurisdictions, releases of uncertain tax benefits as well as valuation allowances related to our U.S. deferred tax assets and certain foreign net operating losses.

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
NM = Not Meaningful

Net sales
Our net sales increased $78.4 million, or 11%, for the year ended December 31, 2013 as compared to the same period in 2012. Of the increase, $119.9 million was attributable to a full year of Lankhorst sales and $14.7 million was a result of foreign currency exchange rate fluctuations. Due to the market softness in certain end markets, our organic sales declined $56.5 million over prior year.
Excluding the impacts of foreign currency exchange rates, rope sales declined $30.7 million primarily driven by a reduction in demand in onshore oil and gas activities and weakness in the industrial/infrastructure end markets of Europe and Asia. Sales of rope in the oil and gas end market were down $14.0 million due to continued weakness in the U.S. and Canada onshore markets. According to Baker Hughes, the average North American rig count during 2013 was 2,116 as compared to 2,283 during the same period in 2012, a 7% decrease. At February 7, 2014, there were 2,392 rigs actively drilling in North America, compared to 2,020 rigs at December 31, 2013; an increase of 18.4% from year end 2013 levels. The price of oil increased to $99.98 per barrel and gas increased to $4.78 per mmbtu at February 7, 2014, representing a 2% increase in oil prices and a 12% increase in gas prices from the end of 2013. The sales of rope in the industrial/infrastructure end market declined $17.0 million, primarily in Europe and Asia. According to Eurostat, construction sector production declined 6.3% in 2013 compared to 2012. Rope sales represented 74% of our total consolidated net sales for the year ended December 31, 2013 compared to 74% for the same period in 2012.
Excluding the impacts of foreign currency exchange rates, specialty wire sales declined $25.8 million primarily due to lower demand of prestressed concrete strand related to delays of Mexican governmental infrastructure projects and our decision to reduce production of certain low margin wire products primarily in Mexico. We expect the Mexican infrastructure plan to be executed in 2014. Specialty wire sales represented 16% of our total consolidated net sales for the year ended December 31, 2013 compared to 20% for the same period in 2012.

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

Gross profit
Gross profit increased $35.0 million but gross profit as a percentage of sales (“gross margin”) decreased to 24% in 2013 from 22% in 2012. Improved margin performance is attributable to growth in higher margin end markets, reduced sales of low margin wire products and cost reduction initiatives. These improvements were partially offset by a $3.0 million write-down of inventory related to our inventory optimization program. In 2012, gross margin was negatively impacted 1% due to the amortization of a $6.8 million purchase accounting inventory step-up adjustment.

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
Selling expenses increased $9.1 million, or 28%, in 2012 over the same period in 2012. Of the increase, approximately $7.1 million related to a full year of Lankhorst selling expenses. The remaining increase was primarily due to additional payroll costs associated with our investment in our international sales force. Foreign currency exchange rate fluctuations had no material impact on the change.
Administrative expenses increased $17.3 million, or 24%, in 2012 over the same period in 2012. Of the increase, approximately $12.0 million related to a full year of Lankhorst administrative expenses. During 2013, we recognized $2.1 million more in reorganization and restructuring charges primarily related to changes in our executive team, among other positions. Share-based compensation was $4.5 million higher due to the incremental cost associated with stock option modifications and new awards granted during 2013, partially offset by the reversal of previously recognized expense associated with forfeitures. Compensation costs have increased approximately $6.8 million due to higher incentive bonuses earned, new positions and salary increases during the year ended December 31, 2013. Advisory fees were $1.1 million more than the same period in 2012 due to a higher projected Adjusted EBITDA for 2013. These increases in administrative expenses were partially offset by lower acquisition costs of $10.9 million during 2013 as compared to 2012. Administrative expenses increased $0.9 million for the year ended December 31, 2013 due to foreign currency exchange rate fluctuations.
Amortization expense increased $2.3 million, or 16% over the same period in 2012 primarily due to the amortization of Lankhorst's intangibles.

Other expense, net
Other expense decreased by $18.4 million, or 37%, for the year ended December 31, 2013, compared to the same period in 2012. Significant components of this change were as follows:

	Years ended December 31,		Change
	2013	2012	Dollars	Percent
	(in thousands)
Interest expense, net	$(80,830)	$(64,842)	$(15,988)	25%
Foreign currency exchange gains (losses)	13,584	20,170	(6,586)	(33)%
Loss on extinguishment of debt	—	(2,358)	2,358	(100)%
Other expense, net	(635)	(2,462)	1,827	(74)%
Other expense, net	$(67,881)	$(49,492)	$(18,389)	37%
Interest expense increased $16.0 million for the year ended December 31, 2013 primarily due to additional debt outstanding to fund the Lankhorst acquisition and refinance existing debt. On July 12, 2012, we issued $82.5 million aggregate principal amount of 9.00% Senior Notes resulting in approximately $5.5 million of increased interest expense. Also on July 12, 2012, we retired the Term Loan due 2014 with a portion of the proceeds from the $335.0 million Term Loan due 2017, resulting in $7.9 million of net additional interest expense. The amortization of debt issuance costs and the discount related to these new issuances resulted in an additional $1.1 million in interest expense for the year ended December 31, 2013. Additionally, we capitalized $2.3 million more in interest in 2012 compared to 2013, resulting in more interest expense this year. Prior to 2012, we did not capitalize interest on construction in progress for property, plant and equipment at our Mexican subsidiaries. During the first quarter of 2012, we corrected this error and capitalized $1.9 million of interest.
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

Income tax expense
For the year ended December 31, 2013, our income tax expense was $10.5 million, an increase of $3.3 million, as compared to income tax expense of $13.9 million for the year ended December 31, 2012. The resulting effective tax rate was an expense of 64% and an expense of 323% for the year ended December 31, 2013 and 2012, respectively. The 2013 effective tax rate was primarily driven by an increase in the U.S. valuation allowance.

Adjusted EBITDA and Acquisition Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure defined as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC (“Paine & Partners”), (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, systems establishment costs (including costs of instituting systems and controls to comply with the Sarbanes-Oxley Act of 2002), contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income or loss on our investments in joint ventures, and (vii) non-cash items increasing such consolidated net income, other than the accrual of revenue in the ordinary course of business. We define Acquisition Adjusted EBITDA, another Non-GAAP Financial Measure, as Adjusted EBITDA plus pre-acquisition EBITDA of acquired companies. Management uses Adjusted EBITDA and Acquisition Adjusted EBITDA to compare our financial measures to those of our peers and for debt covenant calculations. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP measures.
The following is a reconciliation of net loss to Adjusted EBITDA and Acquisition Adjusted EBITDA:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net loss (GAAP)	$(28,773)	$(27,004)	$(18,174)
Plus:
Interest expense, net	78,477	80,830	64,842
Income tax expense (benefit)	(15,641)	10,541	13,877
Depreciation and amortization	50,558	58,534	47,493
Foreign currency exchange losses (gains), net	36,298	(13,584)	(20,170)
Share-based compensation	7,816	5,969	1,466
Other expense (income), net	(24)	635	2,462
Loss on extinguishment of debt	617	—	2,358
Acquisition costs (a)	1,453	369	11,304
Purchase accounting (inventory step-up and other) (b)	—	2,191	8,471
Advisory fees (c)	5,397	4,551	3,438
Reorganization and restructuring charges (d)	2,234	9,548	6,181
Non- cash impairment of assets	1,144	—	—
Effect of inventory optimization program (e)	9,244	2,970	—
Other adjustments	2,209	3,643	4,487
Adjusted EBITDA (Non-GAAP)	$151,009	$139,193	$128,035
Lankhorst pre-acquisition EBITDA (f)	—	—	15,908
Acquisition Adjusted EBITDA (Non-GAAP)	$151,009	$139,193	$143,943

(a)	Acquisition costs, including costs directly attributable to acquisitions and certain start-up activities, are recorded in Administrative expenses in the consolidated statements of operations.

(b)
The amortization of purchase accounting inventory step-up adjustments, as well as certain other purchase accounting adjustments, are recorded in Cost of sales in the consolidated statements of operations.

(c)
Advisory fees consist of the management fee paid to Paine & Partners for administrative and other support services, reimbursement of travel and other out-of-pocket costs incurred on our behalf and external fees incurred on Paine & Partners' behalf related to business process improvements. Also, payments to certain members of the board of directors are included. Advisory fees are recorded in Administrative expenses in the consolidated statements of operations.

(d)
Reorganization and restructuring charges consist of severance costs related to headcount reductions, reorganizations and consultation fees for legal entity restructurings and synergies from acquisitions and fees associated with any replacement of key executives. Reorganization and restructuring charges are recorded in Administrative expenses in the consolidated statements of operations.

(e)	As a result of the Inventory Optimization Program, we recorded a charge in Cost of Sales to adjust the inventory value to its net realizable value.

(f)
The Lankhorst acquisition closed on July 12, 2012 and its results have been included in our consolidated statements of operations since the date of acquisition. Pro forma adjustments are included for the 193 days ended July 11, 2012 as if the acquisition had been consummated on the first day of 2012 for comparative purposes. These amounts represent the net income of Lankhorst before deductions for interest, taxes, depreciation and amortization. Also, we adjusted for the purchase of the remaining 40% of our Australian subsidiary and disposal of the yachting division and certain other transactions related to percentage of completion accounting and start-up costs. The amount for the 193-day period ended July 11, 2012 were converted from euros to U.S. dollars using $1.00 to €0.7724, the average income statement exchange rate for the period.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to fund working capital and capital expenditures, support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials.
For the year ended December 31, 2014, we generated cash flow from operating activities of $59.4 million driven primarily by a continued decrease in Adjusted Working Capital due to management of accounts receivable, inventory and accounts payable. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased $31.4 million due to execution upon our initiative to generate cash through improved collection efforts and focus on operational efficiencies. However, we believe there continues to be more opportunity in working capital and will further implement our initiatives in 2015.
Deleveraging remains another key initiative and we will continue to apply excess cash towards our outstanding debt balances. We reduced our Net Debt $28.5 million during the year ended December 31, 2014. For the definition and reconciliation of total debt to Net Debt, see within this section (MD&A). During the third quarter, we amended the Note Purchase Agreement to reduce the interest rate on our 9.00% Senior Notes (formerly the 11.75% Senior Notes) from 11.75% to 9.00% and we redeemed $26.5 million of the 9.00% Senior Notes with available cash and funds under the Revolving Loan Facility. The 9.00% Senior Notes carried the highest interest rate of all of our debt prior to the amendment. Also, we paid off the Polish Debt in December 2014. Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $133.5 million at December 31, 2014. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and further restricted by certain covenants in our financing agreements. Although our outstanding revolver balance was $68.8 million as of December 31, 2014, our available cash balance to apply against our borrowings was $58.2 million.
We reinvest the earnings of substantially all of our non-U.S. subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the corporate legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $58.2 million at December 31, 2014, cash and cash equivalents held in foreign countries were $52.9 million, of which $9.5 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro, the Mexican peso and the Polish złoty, all of which can be readily converted to U.S. dollars.
Based on our current assessment of our operating plan, we believe that cash flow from operations, cash and cash equivalents and available borrowing under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next 12 months.

Working Capital Management
Working capital management is our largest opportunity for cash generation. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased $31.4 million from $300.6 million as of December 31, 2013 to $269.2 million as of December 31, 2014 due to execution upon our initiatives. Due to strong collection efforts, days sales outstanding were 61 at December 31, 2014 compared to 65 at December 31, 2013. The Company continued its initiatives in procurement to promote cost savings and negotiate extended terms with key suppliers. Days payables outstanding were 56 at December 31, 2014 compared to 45 at December 31, 2013. We made significant progress in reducing inventory levels during 2014, especially with our Inventory Optimization Program. Our Inventory Optimization Program was designed to generate cash from the sale of inventory in the near term instead of holding the inventory for longer periods of time.  This program has led to selling certain inventory at lower than normal prices or even below cost in some instances.

See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures. The following is a reconciliation of working capital to Adjusted Working Capital:

	December 31, 2014	December 31, 2013
	(in thousands)
Accounts receivable	$143,068	$148,564
Inventories	225,075	228,245
Accounts payable	(98,914)	(76,181)
Adjusted Working Capital (Non-GAAP)	$269,229	$300,628
Plus: All other current assets	78,908	55,999
Less: All other current liabilities	(65,036)	(56,539)
Working capital (GAAP)	$283,101	$300,088

Cash Flow Information
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows provided by (used in)
Operating activities	$59,418	$55,151	$13,554
Investing activities	(27,494)	(29,353)	(210,232)
Financing activities	(4,865)	(40,980)	214,599
Effect of exchange rates on cash and cash equivalents	(3,851)	925	3,660
Net increase (decrease) in cash and cash equivalents	$23,208	$(14,257)	$21,581
Cash and cash equivalents, beginning of year	34,987	49,244	27,663
Cash and cash equivalents, end of year	$58,195	$34,987	$49,244

Cash from Operating Activities

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(28,773)	$(27,004)	$(18,174)
Adjustments to reconcile net loss to net cash provided by operating activities	88,126	61,698	39,335
Changes in assets and liabilities	65	20,457	(7,607)
Net cash provided by operating activities	$59,418	$55,151	$13,554

The slight increase in cash flows from operating activities during 2014, as compared to 2013, was due primarily to management of working capital and an increase in cash earnings. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Capital expenditures	$(24,872)	$(29,318)	$(41,422)
Acquisition of business, net of cash acquired	(4,573)	—	(169,243)
Other investing activities	1,951	(35)	433
Net cash used in investing activities	$(27,494)	$(29,353)	$(210,232)
Cash flows from investing activities consist primarily of capital expenditures that are funded with cash from operations and draws on our Revolving Loan Facility when necessary. We will continue reinvesting in our business in 2015 to capitalize on our long-term growth opportunities with increased capital expenditures. As of December 31, 2014, the Company had $4.8 million of committed capital expenditures for 2015. In the past three years, we have completed two acquisitions. We expect to continue seeking and completing strategic business acquisitions that are complementary to our business.

Cash from Financing Activities

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Proceeds from issuance of long-term debt	$—	$—	$414,150
Debt issuance costs paid	—	(1,880)	(16,819)
Repayment of long-term debt	(41,178)	(20,824)	(164,439)
Net borrowings (repayments) under revolving credit agreements	36,750	(18,276)	5,580
Acquisition installment payments	—	—	(9,418)
Repurchase of common stock	—	—	(14,465)
Other, net	(437)	—	10
Net cash provided by (used in) financing activities	$(4,865)	$(40,980)	$214,599
Cash flows from financing activities result primarily from borrowings under our revolving credit agreements and payments on long-term debt. During 2014, we paid off the Polish Debt, redeemed $26.5 million of the privately placed senior notes using cash drawn under the Revolving Loan Facility and paid down $6.5 million of the Term Loan due 2017 outstanding balance. We plan to pay $19.1 million on our debt in 2015 related to principal payments and other required payments. Also, if economic conditions, business opportunities or other factors present themselves, we may refinance some of our debt. During 2012, we issued debt to finance the Lankhorst acquisition and refinance existing debt. Excluding the repurchase of common stock in 2012, certain debt covenants restrict repurchase activity to $2.5 million each year.

Long-term Debt
We have historically funded our growth, capital spending and acquisitions through a combination of operating cash flows and debt financing. Our debt financing at December 31, 2014 consisted primarily of long-term debt. For a detailed discussion of our borrowings, see Note 7—“Borrowings” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report.

Revolving Loan Facility and Term Loan due 2017 – On July 12, 2012, we entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335.0 million senior secured term loan (“Term Loan due 2017”) and a $145.0 million senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at an original issue discount of 1.00% or $3.4 million. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly principal payments of approximately $0.8 million, which can be adjusted downward as a result of the annual excess cash flow payment, if applicable, as defined in the Credit Agreement. As of December 31, 2014 and 2013, the Company calculated an annual excess cash flow payment of $13.9 million and $3.1 million, respectively, which is classified in Current maturities on long-term debt in the consolidated balance sheets. A 2013 amendment to the Credit Agreement required proceeds from the Inventory Optimization Program be used to pay down the Term Loan due 2017 balance. We calculated a payment of

$1.8 million from these proceeds at December 31, 2014, which is classified in Current maturities on long-term debt in the consolidated balance sheet.

Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%.  A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor.  In addition to paying interest on the outstanding principal balance under the Credit Agreement, we must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on our consolidated leverage. We must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 was 6%, 6% and 6% at December 31, 2014, 2013, and 2012, respectively. The weighted average interest rate on the Revolving Loan Facility was 5.38%, 4.95% and 7.00% at December 31, 2014, 2013, and 2012, respectively.

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

9.00% Senior Notes (formerly the 11.75% Senior Notes) – On July 12, 2012, we issued $82.5 million aggregate principal amount of unsecured 11.75% Senior Notes due May 15, 2017 in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”). On July 16, 2014, we entered into an amendment to the Note Purchase Agreement that reduced the interest rate from 11.75% to 9.00% on these senior notes ("9.00% Senior Notes") and provided a waiver for the notice of redemption. On July 17, 2014, we redeemed $26.5 million of the $82.5 million aggregate principal amount of the 9.00% Senior Notes, using available cash and cash drawn under the Revolving Loan Facility.

9.50% Senior Notes – On May 19, 2010, we issued $275.0 million aggregate principal amount of unsecured 9.50% Senior Notes due May 15, 2017 ("9.50% Senior Notes") at an original issue discount of $6.8 million, or 97.53%, of their aggregate principal amount under the indenture governing the 9.50% Senior Notes (the “Indenture”). On June 10, 2011, we issued an additional $150.0 million aggregate principal amount of unsecured 9.50% Senior Notes at a premium of $6.2 million, or 104.75%, of their aggregate principal amount under the Indenture. Interest on the 9.50% Senior Notes is due semi-annually on May 15th and November 15th of each year. The effective interest rate on the aggregate principal amount of 9.50% Senior Notes, including debt issuance costs, is 10.39%. The 9.50% Senior Notes are redeemable at our option, in whole or in part, during the twelve-month period beginning on May 15, 2014 at 102.38% and 2015 and thereafter at 100.00%. In the event of a change in control, we may repurchase the 9.50% Senior Notes at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest.

Net Debt
Net Debt decreased from $845.3 million at December 31, 2013 to $816.8 million at December 31, 2014 and our Net Leverage ratio was 5.42x at December 31, 2014, compared to 6.07x at December 31, 2013. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

The following is a reconciliation of total debt to Net Debt:

	December 31, 2014	December 31, 2013
	(in thousands)
Borrowings under Revolving Loan Facility	$68,750	$32,000
Polish Debt due 2014	—	8,860
Term Loan due 2017	324,362	330,813
9.00% Senior Notes due 2017	56,000	82,500
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	157	688
Capital lease obligations	2,328	3,333
Total debt at face value plus capital lease obligations (GAAP)	$876,597	$883,194
Less: Cash and cash equivalents	(58,195)	(34,987)
Less: Restricted cash	(1,565)	(2,887)
Net Debt (Non-GAAP)	$816,837	$845,320

As of December 31, 2014, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.23x at December 31, 2014 compared to the maximum ratio of 3.25x. The maximum Senior Secured Net Leverage Ratio will step-down to 3.00x effective June 30, 2016. As defined in our respective credit agreements, the interest coverage ratio was 2.14x at December 31, 2014 compared to a required ratio of no less than 1.75x.

Free Cash Flow
Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, acquisitions and other investing activities and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Free Cash Flow is also equivalent to the change in Net Debt. We generated Free Cash Flow of $28.5 million and $27.2 million for the years ended December 31, 2014 and 2013, respectively, evidencing our intent to deleverage. See the section entitled "Non-GAAP Financial Measures" for further information on our Non-GAAP Financial Measures.

	Years ended December 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities (GAAP)	$59,418	$55,151
Less: capital expenditures	(24,872)	(29,318)
Less: acquisition of business and other investing activities	(2,622)	(35)
Effect of exchange rates on cash and cash equivalents	(3,851)	925
Other items	410	494
Free Cash Flow (Non-GAAP)	$28,483	$27,217

Contractual Obligations and Commitments
The following table provides information regarding our contractual obligations and commitments as of December 31, 2014. Amounts payable in a currency other than the U.S. dollar have been translated using the foreign currency exchange rates in effect as of year end.
We believe we will be able to fund these obligations through cash generated from our operations, availability under our Revolving Loan Facility, and refinancing or changes to our capital structure. Our ability to refinance or change our capital structure is dependent upon certain factors that are outside of management's control. There can be no assurance that we will be successful at any such efforts, if it were necessary to do so in order to meet these obligations. Our contractual obligations will have an impact on our future liquidity.

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter	Total
Obligations:	(in thousands)
Long-term debt (1)	$19,113	$3,318	$851,838	$—	$—	$—	$874,269
Interest on long-term debt (2)	67,441	67,292	25,601	—	—	—	160,334
Capital leases	1,728	323	138	122	299	1	2,611
Operating leases	4,890	3,722	2,311	1,193	833	1,953	14,902
Pension benefits	213	277	315	292	343	1,883	3,323
Total contractual obligations	$93,385	$74,932	$880,203	$1,607	$1,475	$3,837	$1,055,439

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

(2)
Amounts include contractual interest payments using the interest rates as of December 31, 2014 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.

Income Taxes - Due to the uncertainty with respect to the timing of cash payments, the table above excludes unrecognized tax benefits. At December 31, 2014, unrecognized tax benefits of $7.3 million, including interest and penalties, were classified on our consolidated balance sheet in Other non-current liabilities and Non-current deferred income tax liabilities. We do not expect to make significant payments on these liabilities within the next year. For further information, refer to Note 12—“Income Taxes” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases. We also periodically maintain standby letters of credit for purchase of inventory, contract performance on certain sales contracts and other guarantees of our performance.

CRITICAL ACCOUNTING POLICIES
The judgments, assumptions and estimates used by management to prepare our U.S. GAAP consolidated financial statements are based on our historical experiences, current trends and understanding of current facts and circumstances. However, actual results could differ from our judgments, assumptions and estimates, and such differences could be material. Some of our accounting estimates are considered critical as they are both important to the portrayal of our financial condition and results, and require management to make significant, subjective and complex judgments. We believe the following accounting estimates are most critical to aid in fully understanding and evaluating our results. Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report expands upon the discussion of our Company's accounting policies.

Inventories Reserve—We write down our inventory for excess, slow moving and obsolescence to the net realizable value based upon assumptions about future demand and market conditions, such as potential uses, likelihood that overstocked inventory will be sold and the expected selling prices of the inventory. If actual market conditions are less favorable than those we project, additional write-downs may be required. As of December 31, 2014, the estimated reserve for excess, slow moving and obsolete inventory was $7.4 million or 3.3% of the gross inventory balance. During 2014, we recorded a charge of $9.2 million to adjust certain inventory to its net realizable value in connection with our Inventory Optimization Program.

Impairment of property, plant and equipment and finite-lived intangible assets—On a quarterly basis, we review our long-lived asset groups for indicators, such as, a significant decrease in the market price of an asset group, a significant adverse change in the manner in which we are using an asset group, or its physical condition. For purposes of this test, we group long-lived assets at the lowest level of identifiable cash flows, which we have determined to be our key manufacturing locations or combinations thereof. The recoverability of the carrying amount is tested by estimating the undiscounted future cash flows anticipated to be generated by the particular asset(s) being tested for impairment. The key assumptions in the discounted cash flow analysis are the discount rate and the projected cash flows. If our assumptions on discount rates and future cash flows change as a result of events or circumstances, and we believe these assets may have declined in value, we may record impairment charges, resulting in lower profits.

Impairment of goodwill and indefinite-lived intangible assets—For our annual testing period of October 1st, we performed either step 0 or step 1 of the two-step goodwill test for our reporting units as existed on October 1st. We used a discounted cash flow analysis utilizing Level 3 inputs, a guideline public company market approach, and a comparable transaction market approach to determine the fair value of the reporting units.  Quantitative factors considered included, but were not limited to, assumptions about future revenue and cost growth rates, discount rates, and the amount of future capital expenditures. As a result of the 2013 assessment, we concluded that the fair values of each of our reporting units exceeded their carrying amounts by a significant margin.

During 2014, we performed a step 1 goodwill test for our one reporting unit as of October 1st. Inputs considered for the 2014 goodwill impairment assessment included, but were not limited to: assumptions about future revenue and cost growth rates, discount rates, and companies which we identified as peers. As a result of the 2014 assessment, we concluded that the fair value of our reporting unit exceeded the carrying amount by a significant margin.

During 2014, we performed a quantitative impairment assessment relative to our trade names.  We used the relief from royalty method to determine the fair value of the brands. Quantitative factors considered for the 2014 brand name impairment assessment included, but were not limited to: revenue projections, growth rates, royalty rates, discount rates, and tax rates.  As a result of this assessment, it was determined that the fair value of these assets exceeded their carrying amounts. The results of the indefinite-lived intangible assets impairment test showed an excess of fair value to book value.

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

Income taxes—We are required to estimate our income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining our provision for income taxes, our deferred taxes including valuation allowances required against the net deferred tax assets, and evaluating our tax positions. Our income tax returns are subject to review by various U.S. and foreign taxing authorities. As such, we recorded unrecognized tax benefits for the positions that we believe may be challenged by these taxing authorities based on technical merits. The total amount of unrecognized tax benefits as of December 31, 2014 was $7.3 million, including accrued interest and penalties. If the unrecognized tax benefits were recognized in our consolidated financial statements, $7.3 million would affect income tax expense and our related effective tax rate.

The accounting estimate for valuation allowances against deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future utilization of our deferred tax assets. The Company considers all positive and negative evidences in making this assessment, including: (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carryback years and (iv) tax planning strategies that would, if necessary, be implemented. In 2014, we concluded it was necessary to maintain a valuation allowance of $49.8 million on $79.5 million of deferred tax assets as we do not expect to realize the tax benefits arising from losses in the U.S. and interest deductions in the U.S. and Portugal. The gross deferred tax assets primarily related to limitations on interest deductions in the U.S. and Portugal, and losses recognized in the U.S. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue may require the use of cash and could result in increased income tax expense. Favorable resolution could result in reduced income tax expense.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this annual report for a discussion of recently issued accounting standards.

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

Interest Rate Risk. Our variable rate debt may be sensitive to fluctuations in interest rates. Variable-rate indebtedness totaled $393.1 million at December 31, 2014. Our Term Loan due 2017 and Revolving Loan Facility contain variable rate debt, which accrues interest based on target interest indexes (LIBOR and prime) subject to certain floors, plus an applicable spread as set forth in the Credit Agreement. In our present condition, a hypothetical 10% increase in LIBOR would not result in any additional interest expense on our Term Loan due 2017 balance as the current variable rate would still be below the 1.25% LIBOR floor. Also, a hypothetical 10% increase in the weighted average interest rate on our borrowings under the Revolving Loan Facility would not have a material impact on interest expense considering the outstanding amount at December 31, 2014. Actual changes in interest rates may differ from hypothetical changes.

Foreign Currency Exchange Rate Risk.  Fluctuations in foreign currency exchange rates result in increases or decreases in our foreign currency exchange gains (losses). Our consolidated financial statements are prepared in U.S. dollars, but the assets and liabilities of certain of our foreign subsidiaries are denominated in foreign currencies, which create exposure to changes in foreign currency exchange rates. The activity in the Foreign currency exchange gains (losses), net line item included in our consolidated statements of operations, primarily results from foreign currency exchange rate fluctuations related to intercompany loans denominated in U.S. dollars with subsidiaries whose functional currency is the euro, Polish złoty and Mexican peso. At December 31, 2014, we had intercompany loans that required remeasurement in the aggregate amount of $408.3 million. For the year ended December 31, 2014, we recognized unrealized foreign currency exchange losses of $51.4 million on these intercompany loans. The foreign currency exchange gains and losses recognized as a result of the remeasurement are unrealized until such time that the loans are paid. The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the U.S. dollar to the euro exchange rate, the Polish złoty exchange rate and the Mexican peso exchange rate are shown in the following table:

	Year ended December 31,
	2014
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to 10% rate movement:
U.S. dollar to euro	$(82,375)	$6,153
U.S. dollar to Polish złoty	(20,716)	(1,598)
U.S. dollar to Mexican peso	(2,620)	(1,340)
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
In late September 2014, we entered into cross-currency swaps with three counterparties to hedge exposures to foreign currency exchange risk. The notional amount and unrealized gain on our outstanding cross-currency swap contracts are shown in the table below. In addition, this table shows the change in fair value of these swaps assuming a hypothetical foreign currency exchange rate movement of 10% as of December 31, 2014.

Year ended December 31,
2014
(in thousands)
Cross-currency swaps:
Notional amount	$300,000
Unrealized gain	16,133
Change in fair value due to 10% foreign currency exchange rate movement	34,124
Refer to Note 8—“Derivative Financial Instruments” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors
WireCo WorldGroup (Cayman) Inc.:
We have audited the accompanying consolidated balance sheets of WireCo WorldGroup (Cayman) Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WireCo WorldGroup (Cayman) Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri
March 3, 2015

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$58,195	$34,987
Restricted cash	1,565	2,887
Accounts receivable, net	143,068	148,564
Other receivables	2,305	7,196
Inventories, net	225,075	228,245
Current deferred income tax assets	3,867	5,468
Prepaid expenses and other current assets	12,976	5,461
Total current assets	$447,051	$432,808
Property, plant and equipment, net	319,198	366,338
Intangible assets, net	125,578	150,287
Goodwill	188,925	198,329
Deferred financing fees, net	15,425	22,702
Non-current deferred income tax assets	1,123	8,078
Other non-current assets	27,551	20,673
Total assets	$1,124,851	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$19,113	$14,933
Interest payable	6,322	6,731
Accounts payable	98,914	76,181
Accrued compensation and benefits	19,117	17,873
Current deferred income tax liabilities	311	742
Other current liabilities	20,173	16,260
Total current liabilities	$163,950	$132,720
Long-term debt, excluding current maturities	854,042	862,492
Non-current deferred income tax liabilities	46,735	75,763
Other non-current liabilities	15,861	32,007
Total liabilities	$1,080,588	$1,102,982
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,053,174 shares issued, respectively, 2,005,205 and 2,004,005 shares outstanding, respectively	$21	$21
Additional paid-in capital	232,883	225,106
Accumulated other comprehensive loss	(48,579)	(18,527)
Accumulated deficit	(125,626)	(94,809)
Treasury stock, at cost; 49,169 shares at December 31, 2014 and 2013	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$44,234	$97,326
Non-controlling interests	29	(1,093)
Total stockholders’ equity	$44,263	$96,233
Total liabilities and stockholders’ equity	$1,124,851	$1,199,215
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net sales	$856,760	$821,055	$742,689
Cost of sales	(648,515)	(622,306)	(578,934)
Gross profit	208,245	198,749	163,755
Other operating expenses:
Selling expenses	(44,417)	(41,661)	(32,527)
Administrative expenses	(82,361)	(88,598)	(71,267)
Amortization expense	(10,513)	(17,072)	(14,766)
Total other operating expenses	(137,291)	(147,331)	(118,560)
Operating income	70,954	51,418	45,195
Other income (expense):
Interest expense, net	(78,477)	(80,830)	(64,842)
Foreign currency exchange gains (losses), net	(36,298)	13,584	20,170
Loss on extinguishment of debt	(617)	—	(2,358)
Other income (expense), net	24	(635)	(2,462)
Total other expense, net	(115,368)	(67,881)	(49,492)
Loss before income taxes	(44,414)	(16,463)	(4,297)
Income tax benefit (expense)	15,641	(10,541)	(13,877)
Net loss	(28,773)	(27,004)	(18,174)
Less: Net income (loss) attributable to non-controlling interests	2,044	(545)	(2,710)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(30,817)	$(26,459)	$(15,464)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net loss	$(28,773)	$(27,004)	$(18,174)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(31,038)	5,838	10,963
Pension benefits	64	(582)	136
Total other comprehensive income (loss)	$(30,974)	$5,256	$11,099
Comprehensive loss	(59,747)	(21,748)	(7,075)
Less: Comprehensive income (loss) attributable to non-controlling interests	1,122	(790)	(2,521)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(60,869)	$(20,958)	$(4,554)
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	WireCo WorldGroup (Cayman) Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
Balance, December 31, 2011	$20	$216,924	$(34,392)	$(52,886)	$—	$129,666	$(130)	$129,536
Increase in non-controlling interests from business acquisition	—	—	—	—	—	—	2,385	2,385
Purchase of non-controlling interest	—	—	—	—	—	—	(535)	(535)
Common stock issued related to exchange rights (1)	1	47	(546)	—	—	(498)	498	—
Repurchase of common stock	—	—	—	—	(14,465)	(14,465)	—	(14,465)
Exercise of stock options	—	700	—	—	—	700	—	700
Share-based compensation	—	1,466	—	—	—	1,466	—	1,466
Other comprehensive income	—	—	10,910	—	—	10,910	189	11,099
Net loss	—	—	—	(15,464)	—	(15,464)	(2,710)	(18,174)
Balance, December 31, 2012	$21	$219,137	$(24,028)	$(68,350)	$(14,465)	$112,315	$(303)	$112,012
Share-based compensation	—	5,969	—	—	—	5,969	—	5,969
Other comprehensive income (loss)	—	—	5,501	—	—	5,501	(245)	5,256
Net loss	—	—	—	(26,459)	—	(26,459)	(545)	(27,004)
Balance, December 31, 2013	$21	$225,106	$(18,527)	$(94,809)	$(14,465)	$97,326	$(1,093)	$96,233
Exercise of stock options	—	228	—	—	—	228	—	228
Share-based compensation	—	7,816	—	—	—	7,816	—	7,816
Other comprehensive loss	—	—	(30,052)	—	—	(30,052)	(922)	(30,974)
Net income (loss)	—	—	—	(30,817)	—	(30,817)	2,044	(28,773)
Other	—	(267)	—	—	—	(267)	—	(267)
Balance, December 31, 2014	$21	$232,883	$(48,579)	$(125,626)	$(14,465)	$44,234	$29	$44,263

(1) During 2012, certain members of management exchanged non-voting shares in WireCo WorldGroup US Holdings, Inc. ("US Holdings") for shares in the WireCo WorldGroup (Cayman) Inc. at an exchange ratio of 1 to 1 pursuant to the Stockholders Agreement dated February 8, 2007. As a result, the Company's indirect ownership interest in U.S. Holdings increased from 95.2% to 97.6% and the non-controlling interest percentage decreased from 4.8% to 2.4%. For the shares exchanged, the Company issued shares of common stock at par value and recorded additional paid-in capital for the difference between the value of U.S. Holdings' shares and the par value of the Company's stock.
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(28,773)	$(27,004)	$(18,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,558	58,534	47,493
Amortization of debt issuance costs, discounts and premium	8,347	9,026	7,931
Loss on extinguishment of debt	617	—	2,358
Shared-based compensation	7,816	5,969	1,466
Unrealized gain on derivative instruments	(16,133)	—	—
Unrealized foreign currency exchange losses (gains), net	51,392	(13,764)	(28,085)
Provision for deferred income taxes	(13,286)	(77)	5,540
Other adjustments	(1,185)	2,010	2,632
Changes in assets and liabilities, net of business acquired and disposed:
Accounts receivable	(6,523)	8,320	9,935
Inventories	(17,077)	24,987	12,361
Prepaid expenses and other assets	2,553	(821)	(3,194)
Interest payable	(1,770)	143	(212)
Accounts payable	26,969	(9,019)	(19,531)
Other accrued liabilities	(4,087)	(3,153)	(6,966)
Net cash provided by operating activities	$59,418	$55,151	$13,554
Cash flows from investing activities:
Capital expenditures	(24,872)	(29,318)	(41,422)
Acquisition of business, net of cash acquired	(4,573)	—	(169,243)
Proceeds from sale of business	—	—	3,569
Other investing activities	1,951	(35)	(3,136)
Net cash used in investing activities	$(27,494)	$(29,353)	$(210,232)
Cash flows from financing activities:
Principal payments on long-term debt	(14,232)	(20,824)	(5,971)
Proceeds from issuance of long-term debt	—	—	414,150
Debt issuance costs paid	—	(1,880)	(16,819)
Retirement of long-term debt	(26,946)	—	(158,468)
Net repayments under former revolving credit agreements	—	—	(44,696)
Borrowings under current Revolving Loan Facility	178,650	158,130	181,016
Repayments under current Revolving Loan Facility	(141,900)	(176,406)	(130,740)
Acquisition installment payments	—	—	(9,418)
Purchase of non-controlling interest	—	—	(690)
Repurchase of common stock	—	—	(14,465)
Other financing activities	(437)	—	700
Net cash provided by (used in) financing activities	$(4,865)	$(40,980)	$214,599
Effect of exchange rates on cash and cash equivalents	(3,851)	925	3,660
Increase (decrease) in cash and cash equivalents	$23,208	$(14,257)	$21,581
Cash and cash equivalents, beginning of year	34,987	49,244	27,663
Cash and cash equivalents, end of year	$58,195	$34,987	$49,244

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$69,762	$72,046	$60,589
Cash paid for income taxes, net of refunds	8,617	8,042	8,733
Debt and capital leases assumed from business acquired	—	—	62,660
The accompanying notes are an integral part of the consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

(1) Organization and Description of the Business
The financial information included in this annual report on Form 10-K are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest (collectively, the “Company”). WireCo WorldGroup (Cayman) Inc., an exempted company incorporated under the laws of the Cayman Islands, is a holding company. The Company is a global manufacturer of both steel and synthetic rope, specialty wire and engineered products serving a diverse range of end markets, including, but not limited to, industrial and infrastructure, oil and gas (both offshore and onshore), fishing, mining, maritime, structures, poultry, and storage systems. The Company has manufacturing locations in North America, South America and Europe, and participates in joint ventures with locations in Europe and Asia.

(2) Summary of Significant Accounting Policies
(a)Principles of Consolidation
The consolidated financial statements include the accounts of the Company, including entities which are not wholly-owned, but which the Company has control. Non-controlling interests are representative of current and former management members owning 3.3% of the outstanding, non-voting shares of US Holdings and a 20.0% investment in Lankhorst Euronete - Indústria e Comércio Itda in Brazil, both indirect subsidiaries of the Company. Equity transactions during 2012 changed the non-controlling interest percentage from 4.8% as of January 1, 2012 to its current 3.3%. Non-controlling interests are presented as a component of the consolidated statements of operations, comprehensive loss and stockholders' equity for the periods presented. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
(d)Out-of-period Errors
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
(f)Accounts Receivable, net
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Below is a rollforward of the allowance for doubtful accounts for the periods indicated:

	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$3,458	$3,119	$2,012
Charged to operations	786	395	1,718
Deductions from reserve	(1,737)	(170)	(692)
Effect of exchange rate changes	(284)	114	81
Balance at end of year	$2,223	$3,458	$3,119
(g)Inventories, net
Inventories are stated at the lower of cost or market, determined using the first-in, first-out (“FIFO”) method, net of reserves for excess, slow-moving and obsolete inventory. Inventory costs include raw materials, labor and allocated manufacturing overhead.
(h)Property, Plant and Equipment, net
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
(i)Intangible Assets and Goodwill
Intangible assets with finite lives, recognized in connection with business combinations, are amortized on a straight-line basis over the estimated useful lives of the respective classes of assets as follows:

Asset category	Useful life
Customer relationships	5	-	20 years
Patented and unpatented technology	5	-	20 years
Other	7 years
Finite-lived intangible assets are evaluated for impairment in accordance with the Company’s policy for long-lived assets as discussed above for property, plant and equipment.
Indefinite-lived intangible assets and goodwill, recognized in connection with business combinations, are not amortized. The Company reviews the carrying amount of indefinite-lived intangible assets and goodwill annually on October 1st, or upon the occurrence of events or changes in circumstances that indicate that the carrying amount of the goodwill or intangible assets may not be recoverable. Qualitative factors may be assessed to determine whether it is "more likely than not" that the fair value of the intangible asset/reporting unit is less than its carrying amount. If an election is made not to perform the qualitative assessment or the qualitative assessment indicates it is "more likely than not" that the fair value of the intangible asset/reporting unit is less than the carrying amount, the Company is required to calculate the fair value of the intangible asset/reporting unit. For goodwill, if the fair value of the reporting unit is less than its carrying amount, an indication of impairment exists for the reporting unit and the entity must perform step two of the goodwill impairment test. An impairment loss is recognized for any excess of the carrying amount over the implied fair value.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(j)Debt Issuance Costs
For revolving credit agreements, all costs are capitalized and amortized using the straight-line method over the term of the debt instrument as additional interest expense. All fees associated with the incurrence of other indebtedness are capitalized and amortized using the effective interest method over the term of the debt instrument. For non-substantial debt modifications to debt agreements other than revolving credit agreements, only fees paid directly to the lender are capitalized and amortized using the effective interest method over the term of the debt as additional interest expense. Third-party fees associated with non-substantial debt modifications (e.g. attorney fees) are expensed as incurred in either Administrative expenses or Loss on Extinguishment of Debt in the consolidated statements of operations, depending on the facts and circumstances. Original issuance discounts are recorded as a direct deduction from the face amount of the debt and amortized using the effective-interest method over the term of the debt instrument as additional interest expense. Premiums are recorded as an accretion to the face amount of the debt and amortized using the effective-interest method over the term as a reduction to interest expense.
(k)Derivative Financial Instruments
Derivative financial instruments are measured at fair value and recorded on the balance sheet as either assets or liabilities. The notional value is marked-to-market each reporting period based on various factors, but typically the current spot rate for most of the Company's contracts. For derivative financial instruments that do not qualify for hedge accounting, gains and losses associated with these changes in the fair value are recorded to earnings, as opposed to other comprehensive income/loss, in the period of change. None of the Company's current contracts qualify for hedge accounting.
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
(m)Revenue Recognition
Revenues from the sale of inventories are recognized when the customer takes ownership and assumes the risk of loss, collection of the revenue is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. An allowance for sales returns is recorded as a reduction to revenue. The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain long-term synthetic rope manufacturing contracts. The Company measures the extent of progress towards completion based on the units produced.
Shipping and handling amounts charged to customers to deliver product are included in net sales and the associated shipping and handling costs are included in cost of sales. Sales taxes collected from customers and remitted to government authorities are recorded on a net basis and therefore are excluded from net sales in the consolidated statements of operations.
(n)Share-based Compensation
Share-based compensation expense is measured at the grant date based on the fair value of the award and recognized on a straight-line basis over the vesting period in which the awards are earned. The Company uses the Black-Scholes valuation method to determine the fair value of stock options. The Company's stock price as of the grant date is the fair value of the restricted stock. The incremental compensation cost related to an award modification, which is calculated as the difference in the fair value of the options immediately before and immediately after the modification using the Black-Scholes option pricing model, is recognized immediately. Share-based compensation expense previously recognized is reversed when the employee fails to provide the requisite service and forfeits awards. The Company adjusts the expense when actual forfeitures are different from the Company's estimates.
(o)Pension Obligations
The Company provides defined benefit pension plans to certain active and former employees. Determination of pension obligations is based on assumptions, such as discount rates and rate of increase in compensation levels, made by management in consultation with independent actuaries. Any translational asset/liability, prior service cost/credit or actuarial gain/loss is recognized in other comprehensive income (loss) and expensed in future periods using the corridor approach. As of December 31, 2014 and 2013, the fair value of pension plan assets in aggregate was $2,652 (Level 3 assets) and $3,065, respectively, and the fair value of projected benefit obligations in aggregate was $6,262 and $6,889, respectively. As a result, the Company's defined benefit pension plans were underfunded by approximately $3,610 and $3,824 at December 31, 2014 and 2013, respectively, and were recorded as a net liability in the consolidated balance sheets.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(p)Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. A valuation allowance is established or maintained when, based on currently available information and other factors, it is "more likely than not" that all or a portion of a deferred tax asset will not be realized. The Company considers all positive and negative evidences in making this assessment, including: (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carryforwards, (iii) taxable income in prior carryback years and (iv) tax planning strategies that would, if necessary, be implemented.
The Company recognizes benefit of a tax return position under the threshold that only if a position is "more likely than not" to be sustained solely based on technical merits. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than fifty percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties as a component of income tax expense.
(q)Research and Development Costs
Research and development costs are charged to Administrative expenses as incurred and totaled $5,289, $4,001 and $3,051 in 2014, 2013 and 2012, respectively.
(r)Foreign Currency Translation and Transactions
Assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar were translated at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at average exchange rates for the period. Translation adjustments are included in other comprehensive income (loss).
Due to their short-term nature, gains and losses on the Company's intercompany loans are included in Foreign currency exchange gains (losses), net in the consolidated statements of operations along with all other gains and losses on foreign currency transactions.
(s)Accounting Standards Adopted During 2014
The Company adopted Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, prospectively on January 1, 2014. ASU 2013-11 requires the netting of unrecognized tax benefits against all same-jurisdiction deferred tax assets for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The adoption of this standard only affected presentation on the consolidated balance sheet; there was no impact on the Company's operating results.
(t)Accounting Standards Issued During 2014
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for public entities on January 1, 2017, with early adoption not permitted. As an EGC, we plan to apply this guidance on the public entity effective date as permitted for nonpublic entities in the standard. ASU 2014-09 allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect of ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(3) Acquisition
On July 12, 2012, the Company acquired 100% of the outstanding shares of Royal Lankhorst Euronete Group B.V. (“Lankhorst”). Total consideration for this transaction was $231,585, net of cash acquired, consisting of cash paid of $169,243 and assumed debt of $62,342.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The allocation of the purchase price was as follows:

Working capital, net of cash acquired	$71,788
Property, plant and equipment	104,654
Investments in non-consolidated affiliates	2,625
Intangible assets (1)	60,060
Goodwill	25,355
Other non-current liabilities, net	(692)
Deferred income tax liabilities, net	(29,820)
Assumed debt	(62,342)
Non-controlling interests	(2,385)
Net assets acquired	$169,243

(1)
The identifiable intangible assets acquired consist of two trade names, Lankhorst Ropes® and Euronete™, valued at $30,811, customer relationships of $21,757, developed technology of $7,162 and other intangibles. The trade names are classified as indefinite-lived intangibles and therefore, are not amortized. The customer relationships and developed technology are finite-lived intangibles and amortized on a straight-line basis over their respective weighted-average amortization period, of which is 9 years for customer relationships and 12 years for developed technology.

Operating results of Lankhorst are included in the consolidated statements of operations since the date of acquisition. The Company expensed $11,082 of direct acquisition costs associated with this acquisition in Administrative expenses for the year ended December 31, 2012.
On October 12, 2012, the Company acquired the remaining 40% of Lankhorst Euronete Australia PTY LTD, a joint venture located in Australia, for cash consideration of $690 and assumed debt of $318. Previously, this subsidiary was consolidated with the portion not owned by the Company reflected as non-controlling interests.
On November 12, 2012, the Company disposed of Lankhorst's yachting division for $3,569 and recognized a loss on disposal of $382.

(4) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	December 31, 2014	December 31, 2013
Raw materials, net	$86,669	$74,486
Work in process, net	10,487	18,612
Finished goods, net	127,919	135,147
Inventories, net	$225,075	$228,245

During 2014 and 2013, the Company adjusted certain inventory to its net realizable value in connection with the Company's Inventory Optimization Program. As a result, the Company recognized a charge of $9,244 and $2,970, which is included in Cost of sales in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively. The Inventory Optimization Program is designed to generate cash in the short-term instead of holding certain inventory for longer periods of time and to create efficiencies from a physical material movement perspective at the Company's manufacturing and distribution facilities. During 2014, the Company increased the breadth and depth of the Inventory Optimization Program, including initiating a plan to sell higher volumes of its slower moving inventory, which had historically sold at or above cost.  This initiative resulted in sales below cost during 2014.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(5) Property, Plant and Equipment, net
The components of property, plant and equipment, net were as follows as of the dates indicated:

	December 31, 2014	December 31, 2013
Land	$48,306	$54,422
Buildings and improvements	117,316	127,466
Machinery and equipment	281,527	288,117
Capitalized software	26,938	24,254
Furniture, fixtures and office equipment	9,588	13,254
Construction in progress	17,251	22,075
Property, plant and equipment	500,926	529,588
Less: Accumulated depreciation	(181,728)	(163,250)
Property, plant and equipment, net	$319,198	$366,338
Depreciation expense was $40,045, $41,462 and $32,727 for the years ended December 31, 2014, 2013 and 2012, respectively. Depending on the nature and use of the asset, depreciation expense is recorded in Cost of sales, Selling expenses and Administrative expenses in the consolidated statements of operations.

(6) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	December 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived Assets
Customer relationships	$124,856	$(87,406)	$37,450	$132,397	$(82,569)	$49,828
Patented and unpatented technology	22,216	(10,539)	11,677	24,320	(9,508)	14,812
Other	6,505	(6,505)	—	7,193	(6,966)	227
Total finite-lived intangible assets	$153,577	$(104,450)	$49,127	$163,910	$(99,043)	$64,867
Amortization of intangible assets was $10,513, $17,072 and $14,766 for the years ended December 31, 2014, 2013 and 2012, respectively. Using the exchange rates in effect at year end, estimated amortization of finite-lived intangible assets as of December 31, 2014 was as follows:

2015	$9,496
2016	9,268
2017	7,562
2018	3,781
2019	3,540
Thereafter	15,480
Total	$49,127

Intangible assets with indefinite lives are not amortized. The carrying amounts of trade names as of December 31, 2014 and 2013 were $76,451 and $85,420, respectively.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The changes in the carrying amount of goodwill were as follows as of the dates indicated:

December 31, 2012	$197,437
Foreign currency translation	$892
December 31, 2013	$198,329
Foreign currency translation	$(9,404)
December 31, 2014	$188,925

(7) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	December 31, 2014	December 31, 2013
Borrowings under the Revolving Loan Facility	$68,750	$32,000
Polish Debt paid in 2014	—	8,860
Term Loan due 2017	324,362	330,813
9.00% Senior Notes due 2017	56,000	82,500
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	157	688
Total debt at face value	$874,269	$879,861
Less: Unamortized discount, net	(1,114)	(2,436)
Less: Current maturities of long-term debt	(19,113)	(14,933)
Total long-term debt	$854,042	$862,492
Certain subsidiaries jointly and severally and fully and unconditionally guarantee, subject to customary release provisions, substantially all of the outstanding long-term debt. As of December 31, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. Certain of the Company's debt agreements contain cross default provisions whereby the default of any agreement will result in the default of all agreements.

Polish Debt paid in 2014
With the acquisition of Drumet on July 18, 2011, the Company assumed long-term debt with a face value of zł.91,700 and €1,100 (equivalent of $33,864 at closing) (“Polish Debt”). The Polish Debt bore no interest and required varied installment payments each calendar year end until December 31, 2014, the maturity date. The Company estimated the fair value of this non-interest bearing debt on the date of acquisition to be zł.74,998 and €897 (equivalent of $27,692 at closing) using an effective interest rate of 10.00%. The discounted value of the Polish Debt was accreted to the face value of the debt through interest expense. The Company paid off its Polish Debt at the end of 2014.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
On July 12, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers, and Fifth Third Bank, as the administrative and collateral agent, that provides for a $335,000 senior secured term loan (“Term Loan due 2017”) and a $145,000 senior secured revolving credit facility (“Revolving Loan Facility” and together with the Term Loan due 2017, the “Credit Facilities”), with sub-limits for letters of credit and swingline loans. The Term Loan due 2017 was issued at an original issue discount of 1.00% or $3,350. The Credit Facilities mature on February 15, 2017. The Term Loan due 2017 requires quarterly principal payments of approximately $830, which can be adjusted downward as a result of the annual excess cash flow payment, if applicable, as defined in the Credit Agreement. As of December 31, 2014 and 2013, the Company calculated an annual excess cash flow payment of $13,948 and $3,124, respectively, which is classified in Current maturities on long-term debt in the consolidated balance sheets. A 2013 amendment to the Credit Agreement required proceeds from the Inventory Optimization Program be used to pay down the Term Loan due 2017 balance. The Company calculated a payment of $1,832 from these proceeds at December 31, 2014, which is classified in Current maturities on long-term debt in the consolidated balance sheet.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Borrowings under the Credit Facilities incur interest at a variable rate based upon the nature of the loan under the facility. Loans are designated as either (i) Alternate Base Rate (“ABR”) or (ii) Eurodollar loans. ABR loans incur interest at the higher of (x) the prime rate of Fifth Third Bank or (y) the federal funds rate plus 1/2 of 1.00% (the higher of (x) or (y) equals the “Base Rate”), plus a margin of 3.75%. Eurodollar loans incur interest at the applicable LIBOR, plus a margin of 4.75%.  A Eurodollar loan is distinguished from an ABR loan in that a Eurodollar loan bears interest in reference to the applicable LIBOR. The Base Rate applicable to the Term Loan is subject to a 2.25% floor, and the LIBOR applicable to the Term Loan is subject to a 1.25% floor.  In addition to paying interest on the outstanding principal balance under the Credit Agreement, the Company must pay a commitment fee to the lenders under the Revolving Loan Facility for unutilized commitments at a rate ranging from approximately 0.38% to 0.50%, based on the Company’s consolidated leverage. The Company must also pay customary arrangement fees, upfront fees, administration fees and letter of credit fees. Interest on ABR loans is payable on the last business day of each March, June, September and December, and interest on Eurodollar loans is payable on the last day of the applicable interest period for loans of three months or less and, for loans of more than three months, at the end of each three month period starting on the first day of the applicable interest period. The interest rate on the Term Loan due 2017 was 6%, 6% and 6% at December 31, 2014, 2013, and 2012, respectively. The weighted average interest rate on the Revolving Loan Facility was 5.38%, 4.95% and 7.00% at December 31, 2014, 2013, and 2012, respectively.
The Company’s availability under the Revolving Loan Facility was $75,265 at December 31, 2014. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and further restricted by certain covenants in the Company's financing agreements. Outstanding letters of credit were $985 at December 31, 2014. Cash flows under the Revolving Loan Facility are presented gross based on the terms of the arrangement.
The Credit Agreement contains covenants that restrict the ability of the Company and guarantors to take certain actions, including, but not limited to: incurring indebtedness, incurring liens, paying dividends and making other distributions, limiting capital expenditures, engaging in mergers and acquisitions, selling property, engaging in transactions with affiliates or amending organizational documents. The Credit Agreement also contains customary affirmative covenants and events of default and requires the Company to comply with certain financial ratio maintenance covenants. During 2013, the Company entered into an amendment that among other things, amended the Credit Agreement to (i) update the total net leverage ratio financial covenant to a senior secured net leverage ratio financial covenant and (ii) modify certain defined terms used in the calculation of the Company's financial covenants. The amendment set the senior secured net leverage ratio at 3.50x with proposed step-downs thereafter to 3.25x effective December 31, 2014 and 3.00x effective June 30, 2016. During 2013, the Company paid $1,880 in debt issuance costs in connection with this Amendment that are being amortized to interest expense over the term of the debt instrument. The Senior Secured Credit Facilities are secured by a first-priority lien on all assets of the Company's subsidiaries, except assets at the Company’s Portuguese, Dutch, French and Brazilian subsidiaries.

9.00% Senior Notes due 2017 (formerly the 11.75% Senior Notes)
On July 12, 2012, the Company issued $82,500 aggregate principal amount of unsecured 11.75% Senior Notes due May 15, 2017 in a private placement pursuant to a note purchase agreement (the “Note Purchase Agreement”). On July 16, 2014, the Company entered into an amendment to the Note Purchase Agreement that reduced the interest rate from 11.75% to 9.00% on these senior notes ("9.00% Senior Notes") and provided a waiver for the notice of redemption. On July 17, 2014, the Company redeemed $26,500 of the $82,500 aggregate principal amount of the 9.00% Senior Notes, using available cash and cash drawn under the Revolving Loan Facility.
The terms applicable to the 9.00% Senior Notes, including covenants and events of default, are substantially the same as those applicable to the Company’s existing publicly registered 9.50% Senior Notes, except these senior notes do not include registration rights, accrue interest at another rate and have different redemption values. The Company may redeem the 9.00% Senior Notes, in whole or in part, during the twelve-month period beginning on May 15, 2014 at 101.50% and 2015 and thereafter at 100%.

9.50% Senior Notes due 2017
On May 19, 2010, the Company issued $275,000 aggregate principal amount of unsecured 9.50% Senior Notes due May 15, 2017 ("9.50% Senior Notes") at an original issue discount of $6,795, or 97.53%, of their aggregate principal amount under the indenture governing the 9.50% Senior Notes (the “Indenture”). On June 10, 2011, the Company issued an additional $150,000 aggregate principal amount of unsecured 9.50% Senior Notes at a premium of $6,236, or 104.75%, of their aggregate principal amount under the Indenture. Interest on the 9.50% Senior Notes is due semi-annually on May 15th and November 15th of each year. The effective interest rate on the aggregate principal amount of 9.50% Senior Notes, including debt issuance costs, is

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

10.39%. The 9.50% Senior Notes are redeemable at the Company’s option, in whole or in part, during the twelve-month period beginning on May 15, 2014 at 102.38% and 2015 and thereafter at 100%. Additionally, the holders of the 9.50% Senior Notes have the right to put the 9.50% Senior Notes to the Company at 101% of their principal amount plus accrued and unpaid interest in the event the Company has a change of control.
The Indenture contains various covenants including, but not limited to, limitations on: indebtedness, dividends and other capital distributions, sale of assets, transactions with affiliates, liens and issuances of preferred stock. The 9.50% Senior Notes are senior unsecured obligations that rank equally in right of payment with all of the Company's existing and future senior debt and the 9.50% Senior Notes are senior to the Company's existing and future subordinated debt. The 9.50% Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by certain other Company subsidiaries.

Loss on Extinguishment of Debt
As a result of redeeming a portion of the 9.00% Senior Notes earlier than the stated maturity, the Company paid a call premium of approximately $400 and wrote-off $217 of unamortized debt issuance costs associated with the pro rata portion that was redeemed during 2014.
Concurrently with the issuance of the Term Loan due 2017 and 9.00% Senior Notes in 2012, the Company retired debt under its term loan with Deutsche Bank Trust Company America (“Term Loan due 2014”) and repaid indebtedness outstanding under all revolving credit agreements. Upon the retirement and termination of these credit facilities, the Company incurred a $2,358 loss on extinguishment of debt for unamortized debt issuance costs during the year ended December 31, 2012. Cash flows under the revolving credit agreement with HSBC Bank USA, National Association, as amended ("Revolving Credit Agreement"), the CASAR Revolving Credit Agreement, and the revolving credit agreement with Deutsche Bank AG, London Branch and Goldman Sachs Bank USA (“Euro Facility”) were presented on a net basis based on the terms of the arrangements.
These costs were recorded in Loss on extinguishment of debt in the consolidated statements of operations for the years ended December 31, 2014 and 2013.

Interest expense, net
Components of interest expense were as follows for the periods indicated:

	Years ended December 31,
	2014	2013	2012
Interest on long-term debt and revolvers	$70,720	$73,420	$60,215
Amortization of debt issuance costs, discounts and premium	8,347	9,026	7,931
Capitalized interest	(980)	(1,644)	(3,952)
Other	390	28	648
Interest expense, net	$78,477	$80,830	$64,842

Future Principal Payments on Long-Term Debt
The aggregate minimum principal payments required on the Company’s long-term debt as of December 31, 2014 were as follows:

2015	19,113
2016	3,318
2017	851,838
2018	—
2019	—
Thereafter	—
Total	$874,269

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(8) Derivative Financial Instruments
To minimize the exposure to foreign currency fluctuations, derivative contracts are entered into from time to time.
During September 2014, the Company entered into cross-currency swaps with three counterparties to economically hedge exposures to foreign currency exchange risk. The cross-currency swaps notional value is $300,000, at a weighted average foreign currency exchange rate of $1.00 to €0.7820, and matures in February 2017. In accordance with the cross-currency swap agreements, on a semi-annual basis, the Company pays interest at a weighted average fixed rate of 8.79% and receives interest based on a fixed rate of 9.50%. The Company recorded an unrealized gain of $16,133 in Foreign currency exchange gains (losses), net in the consolidated statement of operations for the year ended December 31, 2014 related to the change in fair value on these cross-currency swaps.
During 2012, the Company entered into two foreign currency forward contracts to hedge specific transactions. Upon cash settlement, the Company realized a $7,314 foreign currency exchange loss, which was included in Foreign currency exchange gains (losses), net in the consolidated statement of operations for the year ended December 31, 2012.
None of the Company's derivative financial instruments received hedge accounting treatment and accordingly, adjustments to fair value are recorded in the consolidated statements of operations. Refer to Note 9—“Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative arrangements.

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
The table below sets forth by level, within the fair value hierarchy, the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3
Other non-current assets
Derivative instruments:
Cross-currency swap fair value	$—	$16,133	$—

The Company estimates the fair value of its foreign currency forward contracts using present value measurements based on the spot rate, forward option spreads and other relevant market conditions. Market interest rate and foreign currency exchange rate inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk.
The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2014 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$68,750	$68,750
Term Loan due 2017	322,818	324,768
9.00% Senior Notes due 2017	56,000	55,930
9.50% Senior Notes due 2017	425,430	425,000
As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value. The estimated fair value of the Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs). The estimated fair value of the privately placed 9.00% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs) and the estimated fair value of the 9.50% Senior Notes is based on current market rates in inactive markets (Level 2 inputs).

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(10) Share-based Compensation
The Company maintains the 2008 Long Term Incentive Plan (the "Plan") pursuant to which the Company may grant up to 563,216 shares of common stock pursuant to non-qualified stock options and restricted stock to directors, officers and key employees. There were 29,779 options available for future grants under the Plan at December 31, 2014.

(a)	Service-based Stock Options
Service-based stock option awards vest over a service period of up to three or five years (most five years) from date of grant, with 33.3% and 20.0%, respectively, vesting each year, and have a contractual term of ten years. The vesting of the stock options partially accelerate upon certain "liquidity events" as defined is the Option Award Agreement and certain terminations of employment in connection with such liquidity events.
The fair value of the 2014, 2013 and 2012 stock options were estimated on the respective grant date using a Black-Scholes option-pricing model. The assumptions used in the model are noted in the following table.

	2014	2013	2012
Expected volatility (1)	44.56% - 45.36%	45.47% - 45.81%	45.00%
Risk-free interest rate (2)	1.99% - 2.24%	1.70% - 1.86%	0.94%
Expected term of the option (years) (3)	6.5	6.0 - 6.5	6.5
Expected dividend yield	—%	—%	—%
Grant-date fair value	$129.37 - $138.42	$116.30 - $120.72	$132.65

(1)	Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.

(2)	Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.

(3)	Based on the expected term considering vesting and contractual terms.

Stock option activity during the periods indicated was as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2013	481,970	$163.19
Granted	40,000	288.68
Exercised	(1,200)	190.00
Expired	(346)	294.18
Forfeited	(3,000)	255.90
Other	(3,933)	100.00
Outstanding at December 31, 2014	513,491	$172.76	4.9
Vested and expected to vest as of December 31, 2014	513,491	172.76	4.9
Exercisable at December 31, 2014	361,074	133.47	3.4

The Company recorded share-based compensation expense of $6,933, $5,528 and $1,466 related to unvested options for the years ended December 31, 2014, 2013 and 2012, respectively, in Administrative expenses in the consolidated statements of operations. The share-based compensation expense recognized in 2013 included an incremental compensation cost of $2,635 associated with modified vested awards. The expected term of certain stock option awards were modified in accordance with various separation agreements executed in conjunction with the Company's organizational restructuring. The term was extended from 90 days post-separation to the remaining contractual life of the awards.
At December 31, 2014, total unrecognized share-based compensation cost related to the unvested portion of the Company's

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

service-based stock options that remains to be expensed was $15,594, with the weighted average remaining years to vest of approximately 2.7 years.

(b)	Performance Conditions
In conjunction with the CEO's employment agreement effective July 1, 2013, a special bonus may be awarded upon a change in control prior to the third anniversary of his hire date. The special bonus ranges from an amount equal to the product of 20,000 and the per share price associated with the closing ("Deal Share Price") (if the event occurs within the second year of his employment), and the product of 10,000 and the Deal Share Price (if the event occurs within the third year of his employment). The award is payable in the same proportion of cash and/or equity consideration received by the controlling shareholders of the Company in connection with the change in control. The Company will not begin accruing any share-based compensation cost until a change in control event occurs.

(c)    Restricted Stock
In 2013, the Company granted 13,800 shares of restricted stock that cliff vest after a four-year service period. If a change in control occurs, all unvested shares of restricted stock will immediately vest. The fair value of the shares granted was $255.90 per share. The Company recorded $883 and $441 of share-based compensation expense related to unvested shares of restricted stock during 2014 and 2013, respectively.
At December 31, 2014, total unrecognized share-based compensation cost related to the unvested portion of the Company's restricted stock that remains to be expensed was $2,207, with the weighted average remaining years to vest of approximately 2.5 years.

(11) Restructuring
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
A rollforward of the restructuring activities is set forth below:

Balance at December 31, 2012	$—
Restructuring charges incurred in 2013	7,304
Payments made in 2013	(4,492)
Balance at December 31, 2013	$2,812
Restructuring charges incurred in 2014	—
Payments made in 2014	(2,677)
Balance at December 31, 2014	$135

(12) Income Taxes
The provision for income taxes is based on income (loss) before income taxes as follows:

	2014	2013	2012
U.S. operations	$548	$(47,166)	$(49,558)
Foreign operations	(44,962)	30,703	45,261
Loss before income taxes	$(44,414)	$(16,463)	$(4,297)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

For the years ended December 31, 2014, 2013 and 2012, the components of income tax benefit (expense) consisted of the following:

	2014	2013	2012
Current:
U.S. federal	$5,739	$194	$2,338
State and local	(453)	(231)	(449)
Foreign jurisdictions	(2,931)	(10,581)	(10,226)
Total current benefit (expense)	$2,355	$(10,618)	$(8,337)
Deferred:
U.S. federal	$(7,070)	$(271)	$(5,147)
State and local	83	462	340
Foreign jurisdictions	20,273	(114)	(733)
Total deferred benefit (expense)	$13,286	$77	$(5,540)
Income tax benefit (expense)	$15,641	$(10,541)	$(13,877)
Income taxes attributable to the loss before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	2014	2013	2012
Computed “expected” tax benefit	$15,101	$5,598	$1,461
State income taxes, net	(215)	363	44
Taxes on foreign operations	1,451	(435)	18,593
Permanent differences	(1,402)	1,903	(30,285)
Net decreases (increases) in uncertain tax positions	15,418	(3,631)	1,786
Change in deferred tax asset valuation allowance	(14,121)	(13,334)	(4,571)
Foreign withholding taxes	(879)	(874)	—
Other, net	288	(131)	(905)
Income tax benefit (expense)	$15,641	$(10,541)	$(13,877)
The taxes on foreign operations reflects the impact of the difference in the tax rates in the jurisdictions that the Company operates compared to the U.S. federal income tax rate, as well as foreign municipal and autonomous taxes. The permanent differences are primarily comprised of a variety of differences to compute taxable income in the domestic and various foreign tax jurisdictions.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Disallowed interest carryforward	$35,878	$28,611
Domestic net operating loss carryforwards	8,454	9,427
Foreign net operating loss carryforwards	5,807	3,859
Foreign tax credits and alternative minimum tax carryforwards	3,781	3,525
Foreign tax on net assets to be recovered	2,411	3,157
Inventories	2,637	3,199
Share-based compensation	9,567	7,196
Reserve on advances to non-consolidated affiliates	3,952	3,943
Other deductible temporary differences	6,983	4,087
Total gross deferred tax assets	$79,470	$67,004
Less: Valuation allowance	(49,750)	(35,629)
Net deferred tax assets	$29,720	$31,375
Deferred tax liabilities:
Property, plant and equipment	$(25,130)	$(33,344)
Intangible assets	(38,692)	(49,395)
Unrealized foreign currency exchange gains	(5,607)	(9,666)
Other taxable temporary differences	(2,347)	(1,929)
Total gross deferred tax liabilities	$(71,776)	$(94,334)
Net deferred tax liabilities	$(42,056)	$(62,959)

The Company recorded a valuation allowance of $49,750 and $35,629 at December 31, 2014 and 2013, respectively, against certain deferred tax assets primarily related to foreign tax credits, interest expense deduction limitations in the U.S., and net operating losses in the U.S. and various countries. Management believes that the recoverability of a portion of certain acquired and generated deferred tax assets is not "more likely than not" to be utilized because the realization of the deferred tax asset is mainly dependent on the availability of future taxable income in the U.S. and other countries, and the ability of the U.S. entities to utilize foreign tax credits and interest deduction given the Company's borrowing structure.
The Company adopted ASU 2013-11 prospectively on January 1, 2014, which only impacted the presentation of periods and had no impact on the Company's operating results. Refer to Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements for a brief description of this ASU.
The U.S. companies generated excess foreign tax credits of $954, which could only be utilized to offset U.S. taxes imposed on foreign source income. At December 31, 2014 and 2013, the Company had domestic net operating loss carryforwards of $23,233 and $38,969, respectively.
These domestic net operating loss carryforwards of $23,233 will begin expiring in 2031. At December 31, 2014 and 2013, the Company had foreign net operating loss carryforwards of approximately $25,038 and $16,183, respectively. Of these foreign net operating loss carryforwards at December 31, 2014, $21,887 will expire beginning 2015 through 2024 and the remaining can be carried forward indefinitely.
At December 31, 2014, the Company has not provided tax on cumulative undistributed earnings attributable to foreign subsidiaries because it is the Company’s intention to reinvest these earnings indefinitely. These earnings relate to ongoing operations and, at December 31, 2014, were approximately $174,320. If earnings were distributed, the Company would be subject to income taxes and withholding taxes payable to various governments. However, it is impractical to determine the deferred taxes due to the complexities associated with the hypothetical calculation.

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
The following table summarizes the Company’s reconciliation of unrecognized tax benefits, excluding penalties and interest, for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at beginning of period	$22,151	$19,108	$18,021
Increases based on current year tax positions	—	1,547	—
Increases for prior years’ tax positions	734	4,419	3,791
Decreases for prior years’ tax positions	(16,511)	(2,923)	(2,704)
Balance at end of period	$6,374	$22,151	$19,108
The net amount of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would favorably impact the Company's effective tax rate was $7,294, $19,460 and $17,862, respectively. Tax expense for 2014, 2013 and 2012 reflects accrued interest and penalties related to uncertain tax positions of $(954), $(406) and $235, respectively. The total accrued interest and penalties included in the consolidated balance sheets at December 31, 2014 and 2013 was $921 and $2,107, respectively.
It is reasonably possible that the amount of gross unrecognized tax benefits could increase or decrease over the next 12 months; however, it is not possible to reasonably estimate the effect on unrecognized tax benefits at this time. The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities where we file tax returns. The statute of limitations vary by country and the open tax years remain subject to examination. In general, the Company is no longer subject to income tax examinations by tax authorities for years before 2009.

(13) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. The Company paid management fees of $3,042, $3,160 and $2,800 for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to these fees, the Company paid a fee of $2,200 during 2012 associated with Paine & Partners' services related to the Lankhorst acquisition. During 2014 and 2013, the Company reimbursed Paine & Partners $207 and $569 for its related expenses, such as travel, consultation and other. All Paine & Partners' fees were recorded in Administrative expenses in the consolidated statements of operations.
During 2014, the Company had product sales of $1,508 to its Spanish joint venture, Lankhorst Euronete Espana SA. Also, the Company purchased product of $4,695, $5,685 and $5,933 for the years ended December 31, 2014, 2013 and 2012, respectively, from Eurorope Performance Rope Producers SA, its Greek joint venture. The Company accounts for its investments with these joint ventures using the equity method.
During 2012, the Company made advances to the China JV primarily related to professional services and capital expenditures the Company paid on behalf of the China JV and travel expenses of Company employees assisting with training, engineering and other matters. For the year ended December 31, 2012, the Company fully reserved $3,466 against these advances, which was recorded in Other expense, net in the statement of operations. Management determined it probable that the Company will be unable to collect all amounts due according to the original terms of the advances since there is substantial doubt as to the China JV’s ability to continue as a going concern.
During 2012, the Company repurchased shares from members of management and a director that was classified as treasury stock at cost on the consolidated balance sheet and resulted in a reduction of stockholders' equity.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(14) Commitments and Contingencies
Commitments
The Company leases certain distribution centers, sales offices, machinery and equipment, and transportation equipment under non-cancellable capital and operating leases with varying expiration dates. Capital leases generally have 3 to 5 year terms, with one or more renewal options. Operating leases generally have 1 to 10 year terms, with one or more renewal options. Rent expense under operating leases was $9,383, $8,153 and $7,048 for the years ended December 31, 2014, 2013 and 2012, respectively.
Using the exchange rates in effect at year end, future minimum lease payments at December 31, 2014 were as follows:

	Capital leases	Operating leases
2015	$1,728	$4,890
2016	323	3,722
2017	138	2,311
2018	122	1,193
2019	299	833
Thereafter	1	1,953
Total	$2,611	$14,902
Less: Interest portion	(283)
Present value of future minimum lease payments	$2,328
The amounts payable in relation to the capital leases are recorded in the consolidated balance sheets in Other accrued liabilities (current and non-current captions).
Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. The Company currently maintains insurance coverage for certain risks, such as product liability and workers’ compensation. In accordance with Accounting Standards Codification Topic 450, Contingencies, the Company establishes accruals for litigation matters when the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the Company has not accrued an amount because the litigation does not meet the criteria for accrual as set forth above, the Company discloses the matter if a material loss is reasonably possible and the Company is able to estimate a range of possible losses. At December 31, 2014, no legal proceedings or other contingencies met the accrual or disclosure criteria.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(15) Segment and Geographic Area Information

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

	Years ended December 31,
	2014		2013		2012
Product line net sales	($)	(%)	($)	(%)	($)	(%)
Rope	$626,670	73%	$606,276	74%	$549,590	74%
Specialty wire	139,596	16%	128,923	16%	148,538	20%
Engineered products	90,494	11%	85,856	10%	44,561	6%
Total net sales	$856,760	100%	$821,055	100%	$742,689	100%

Enterprise-wide Disclosures and Concentration of Business

Net sales by geographical area

Net sales by geographical area are based on the location of the facility producing the sales. No single customer accounted for more than 10% of net sales in 2014, 2013 or 2012.

	Years ended December 31,
Net sales	2014	2013	2012
United States	$288,852	$286,849	$320,977
The Netherlands	147,410	135,609	66,611
Portugal	113,330	114,672	79,612
Poland	82,004	78,913	77,522
Mexico	78,736	67,857	91,826
Germany	74,240	84,275	86,562
Other countries	72,188	52,880	19,579
Total net sales	$856,760	$821,055	$742,689

Long-lived assets, net by geographical area

Long-lived assets, net consist of property, plant and equipment, net of depreciation. Long-lived assets, net by geographical area are based on the location of the Company's facilities.

	As of December 31,
Long-lived assets, net	2014	2013	2012
Portugal	$93,826	$111,320	$104,883
Mexico	56,050	65,648	68,273
United States	54,306	59,090	65,162
Poland	43,884	51,068	50,670
The Netherlands	40,113	45,286	50,002
Germany	22,979	26,682	25,190
Other countries	8,040	7,244	8,281
Total long-lived assets, net	$319,198	$366,338	$372,461

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(16) Condensed Consolidating Financial Statements
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
During 2014, the Company determined that it had previously reported Royal Lankhorst Euronete Group B.V. ("RLEG"), an indirect wholly owned subsidiary, as a "Guarantor Subsidiary" in error in its 2013 10-K. RLEG is principally a holding company with substantially all of its activities being intercompany in nature. The Company has correctly presented RLEG as a "Non-Guarantor Subsidiary" in the current period condensed consolidating financial statements. This error was not material in the current period and any previously reported periods.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Condensed Consolidating Balance Sheets

	December 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24	$4,178	$35,792	$18,201	$—	$58,195
Restricted cash	—	—	656	909	—	1,565
Accounts receivable, net	—	45,159	69,645	28,264	—	143,068
Intercompany accounts receivable	27,454	64,043	55,654	18,493	(165,644)	—
Other receivables	—	—	1,914	391	—	2,305
Inventories, net	—	71,924	122,025	31,126	—	225,075
Current deferred income tax assets	—	1,384	1,902	581	—	3,867
Prepaid expenses and other current assets	—	2,935	6,378	3,663	—	12,976
Total current assets	$27,478	$189,623	$293,966	$101,628	$(165,644)	$447,051
Long-term intercompany notes receivable	—	467,127	22,461	112,482	(602,070)	—
Property, plant and equipment, net	—	54,302	220,675	44,221	—	319,198
Intangible assets, net	—	34,052	70,186	21,340	—	125,578
Goodwill	—	116,842	50,906	21,177	—	188,925
Investments in subsidiaries	25,057	—	129,522	7,659	(162,238)	—
Deferred financing fees, net	—	15,425	—	—	—	15,425
Non-current deferred income tax assets	—	—	1,123	—	—	1,123
Other non-current assets	—	16,340	11,202	9	—	27,551
Total assets	$52,535	$893,711	$800,041	$308,516	$(929,952)	$1,124,851
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$19,098	$6	$9	$—	$19,113
Interest payable	—	6,038	131	153	—	6,322
Accounts payable	—	23,830	62,158	12,926	—	98,914
Intercompany accounts payable	1,572	75,197	74,251	14,538	(165,558)	—
Accrued compensation and benefits	—	5,009	10,558	3,550	—	19,117
Current deferred income tax liabilities	—	—	311	—	—	311
Other current liabilities	—	2,927	12,940	4,306	—	20,173
Total current liabilities	$1,572	$132,099	$160,355	$35,482	$(165,558)	$163,950
Long-term debt, excluding current maturities	—	853,899	143	—	—	854,042

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Long-term intercompany notes payable	6,700	—	564,740	30,610	(602,050)	—
Non-current deferred income tax liabilities	—	11,949	25,084	9,702	—	46,735
Other non-current liabilities	—	414	13,825	1,622	—	15,861
Total liabilities	$8,272	$998,361	$764,147	$77,416	$(767,608)	$1,080,588
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$44,234	$(104,650)	$39,399	$227,591	$(162,340)	$44,234
Non-controlling interests	29	—	(3,505)	3,509	(4)	29
Total stockholders’ equity	$44,263	$(104,650)	$35,894	$231,100	$(162,344)	$44,263
Total liabilities and stockholders’ equity	$52,535	$893,711	$800,041	$308,516	$(929,952)	$1,124,851

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$53	$2,564	$11,798	$20,572	$—	$34,987
Restricted cash	—	—	2,887	—	—	2,887
Accounts receivable, net	—	38,891	87,234	22,439	—	148,564
Intercompany accounts receivable	20,871	53,444	131,716	(55)	(205,976)	—
Other receivables	—	—	1,428	(266)	6,034	7,196
Inventories, net	—	79,017	121,913	27,315	—	228,245
Current deferred income tax assets	—	3,139	2,185	144	—	5,468
Prepaid expenses and other current assets	—	2,218	2,588	655	—	5,461
Total current assets	$20,924	$179,273	$361,749	$70,804	$(199,942)	$432,808
Long-term intercompany notes receivable	—	477,637	4,827	—	(482,464)	—
Property, plant and equipment, net	—	59,065	258,580	48,693	—	366,338
Intangible assets, net	—	37,090	86,555	26,642	—	150,287
Goodwill	—	117,124	55,749	25,456	—	198,329
Investment in subsidiaries	83,430	—	125,767	—	(209,197)	—
Deferred financing fees, net	—	22,702	—	—	—	22,702
Non-current deferred income tax assets	—	—	7,175	903	—	8,078
Other non-current assets	—	201	17,273	3,199	—	20,673
Total assets	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,710	$8,223	$—	$—	$14,933
Interest payable	—	6,604	124	3	—	6,731
Accounts payable	—	14,552	45,695	15,934	—	76,181
Intercompany accounts payable	1,412	84,495	49,713	4,418	(140,038)	—
Accrued compensation and benefits	—	7,907	9,622	344	—	17,873
Current deferred income tax liabilities	—	—	(33)	424	351	742
Other current liabilities	9	1,886	351	74,085	(60,071)	16,260
Total current liabilities	$1,421	$122,154	$113,695	$95,208	$(199,758)	$132,720
Long-term debt, excluding current maturities	—	861,948	544	—	—	862,492

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Long-term intercompany notes payable	6,700	—	472,165	2,613	(481,478)	—
Non-current deferred income tax liabilities	—	6,717	56,670	12,376	—	75,763
Other non-current liabilities	—	7,477	22,618	2,878	(966)	32,007
Total liabilities	$8,121	$998,296	$665,692	$113,075	$(682,202)	$1,102,982
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$97,326	$(105,204)	$253,076	$60,215	$(208,087)	$97,326
Non-controlling interests	(1,093)	—	(1,093)	2,407	(1,314)	(1,093)
Total stockholders’ equity	$96,233	$(105,204)	$251,983	$62,622	$(209,401)	$96,233
Total liabilities and stockholders’ equity	$104,354	$893,092	$917,675	$175,697	$(891,603)	$1,199,215

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$291,892	$514,067	$180,947	$(130,146)	$856,760
Cost of sales	—	(233,310)	(406,183)	(140,064)	131,042	(648,515)
Gross profit	—	58,582	107,884	40,883	896	208,245
Other operating expenses:
Selling expenses	—	(12,229)	(19,921)	(12,267)	—	(44,417)
Administrative expenses	(1,037)	(41,980)	(31,549)	(7,795)	—	(82,361)
Amortization expense	—	(2,738)	(6,473)	(1,302)	—	(10,513)
Total other operating expenses	(1,037)	(56,947)	(57,943)	(21,364)	—	(137,291)
Operating income (loss)	(1,037)	1,635	49,941	19,519	896	70,954
Other income (expense):
Interest income (expense), net	(410)	(34,641)	(49,432)	6,006	—	(78,477)
Equity gains (losses) from subsidiaries	(29,370)	—	(6,063)	2,236	33,197	—
Foreign currency exchange gains (losses), net	—	16,289	(62,966)	10,379	—	(36,298)
Loss on extinguishment of debt	—	(617)	—	—	—	(617)
Other income (expense), net	—	18,605	(16,133)	87	(2,535)	24
Total other income (expense), net	(29,780)	(364)	(134,594)	18,708	30,662	(115,368)
Income (loss) before income taxes	(30,817)	1,271	(84,653)	38,227	31,558	(44,414)
Income tax benefit (expense)	—	(1,697)	23,141	(5,803)	—	15,641
Net income (loss)	(30,817)	(426)	(61,512)	32,424	31,558	(28,773)
Less: Net income (loss) attributable to non-controlling interests	—	(14)	(21)	2,079	—	2,044
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(30,817)	(412)	(61,491)	30,345	31,558	(30,817)
Comprehensive income (loss)	$(59,747)	$(426)	$(61,512)	$29,074	$32,864	$(59,747)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Year ended December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$290,366	$495,994	$150,249	$(115,554)	$821,055
Cost of sales	—	(228,297)	(390,852)	(119,537)	116,380	(622,306)
Gross profit	—	62,069	105,142	30,712	826	198,749
Other operating expenses:
Selling expenses	—	(13,011)	(20,523)	(8,127)	—	(41,661)
Administrative expenses	(1,943)	(43,460)	(35,071)	(8,591)	467	(88,598)
Amortization expense	—	(5,728)	(9,705)	(1,639)	—	(17,072)
Total other operating expenses	(1,943)	(62,199)	(65,299)	(18,357)	467	(147,331)
Operating income (loss)	(1,943)	(130)	39,843	12,355	1,293	51,418
Other income (expense):
Interest expense, net	(410)	(44,228)	(36,129)	(63)	—	(80,830)
Equity losses from subsidiaries	(24,106)	—	(40,859)	—	64,965	—
Foreign currency exchange gains (losses), net	—	(806)	16,053	(1,663)	—	13,584
Other income (expense), net	—	(1,179)	1,851	(840)	(467)	(635)
Other expense, net	(24,516)	(46,213)	(59,084)	(2,566)	64,498	(67,881)
Income (loss) before income taxes	(26,459)	(46,343)	(19,241)	9,789	65,791	(16,463)
Income tax expense	—	(719)	(7,745)	(1,849)	(228)	(10,541)
Net income (loss)	(26,459)	(47,062)	(26,986)	7,940	65,563	(27,004)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,575)	1,030	—	(545)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(26,459)	(47,062)	(25,411)	6,910	65,563	(26,459)
Comprehensive income (loss)	$(21,748)	$(47,062)	$(21,730)	$24,574	$44,218	$(21,748)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$324,801	$455,492	$70,494	$(108,098)	$742,689
Cost of sales	—	(259,871)	(375,434)	(55,224)	111,595	(578,934)
Gross profit	—	64,930	80,058	15,270	3,497	163,755
Other operating expenses:
Selling expenses	—	(12,281)	(16,068)	(4,178)	—	(32,527)
Administrative expenses	(255)	(45,222)	(20,428)	(5,362)	—	(71,267)
Amortization expense	—	(5,728)	(7,987)	(1,051)	—	(14,766)
Total other operating expenses	(255)	(63,231)	(44,483)	(10,591)	—	(118,560)
Operating income (loss)	(255)	1,699	35,575	4,679	3,497	45,195
Other income (expense):
Interest expense, net	(130)	(39,697)	(24,824)	(191)	—	(64,842)
Equity losses from subsidiaries	(15,080)	(17,175)	(70,494)	(74)	102,823	—
Foreign currency exchange gains (losses), net	1	(6,694)	27,690	(827)	—	20,170
Loss on extinguishment of debt	—	(2,358)	—	—	—	(2,358)
Other income (expense), net	—	(1,894)	847	(962)	(453)	(2,462)
Total other expense, net	(15,209)	(67,818)	(66,781)	(2,054)	102,370	(49,492)
Income (loss) before income taxes	(15,464)	(66,119)	(31,206)	2,625	105,867	(4,297)
Income tax benefit (expense)	—	369	(12,320)	(1,647)	(279)	(13,877)
Net income (loss)	(15,464)	(65,750)	(43,526)	978	105,588	(18,174)
Less: Net loss attributable to non-controlling interests	—	—	(2,498)	(212)	—	(2,710)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(15,464)	(65,750)	(41,028)	1,190	105,588	(15,464)
Comprehensive income (loss)	$(7,075)	$(65,750)	$(32,427)	$7,205	$90,972	$(7,075)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Condensed Consolidating Statements of Cash Flows

	Year ended December 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(257)	$(11,590)	$59,158	$12,107	$—	$59,418
Cash flows from investing activities:
Capital expenditures	—	(5,920)	(12,377)	(6,575)	—	(24,872)
Acquisition of business	—	—	—	(4,573)	—	(4,573)
Repayments from intercompany loans	—	15,722	3,112	819	(19,653)	—
Investment in subsidiaries	—	—	—	(4,573)	4,573	—
Other investing activities	—	—	1,951	—	—	1,951
Net cash provided by (used in) investing activities	$—	$9,802	$(7,314)	$(14,902)	$(15,080)	$(27,494)
Cash flows from financing activities:
Principal payments on long-term debt	—	(6,450)	(7,782)	—	—	(14,232)
Retirement of long-term debt	—	(26,500)	(446)	—	—	(26,946)
Borrowings under current Revolving Loan Facility	—	178,650	—	—	—	178,650
Repayments under current Revolving Loan Facility	—	(141,900)	—	—	—	(141,900)
Capital contributions received	—	—	—	4,573	(4,573)	—
Repayments of intercompany loans	—	—	(17,191)	(2,462)	19,653	—
Other financing activities	228	(398)	(267)	—	—	(437)
Net cash provided by (used in) financing activities	$228	$3,402	$(25,686)	$2,111	$15,080	$(4,865)
Effect of exchange rates on cash and cash equivalents	—	—	(2,164)	(1,687)	—	(3,851)
Increase (decrease) in cash and cash equivalents	$(29)	$1,614	$23,994	$(2,371)	$—	$23,208
Cash and cash equivalents, beginning of year	53	2,564	11,798	20,572	—	34,987
Cash and cash equivalents, end of year	$24	$4,178	$35,792	$18,201	$—	$58,195

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Year ended December 31, 2013
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by operating activities	$19	$17,790	$37,062	$280	$—	$55,151
Cash flows from investing activities:
Capital expenditures	—	(5,298)	(23,658)	(362)	—	(29,318)
Intercompany dividends received	5,800	—	—	—	(5,800)	—
Investment in subsidiaries	(5,800)	—	—	—	5,800	—
Other investing activities	—	—	(35)	—	—	(35)
Net cash used in investing activities	$—	$(5,298)	$(23,693)	$(362)	$—	$(29,353)
Cash flows from financing activities:
Principal payments on long-term debt	—	(3,350)	(17,474)	—	—	(20,824)
Debt issuance costs paid	—	(1,880)	—	—	—	(1,880)
Increases (decreases) in intercompany notes	—	10,711	(10,326)	(385)	—	—
Borrowings under current Revolving Loan Facility	—	158,130	—	—	—	158,130
Repayments under current Revolving Loan Facility	—	(176,406)	—	—	—	(176,406)
Intercompany dividends paid	—	—	(5,800)	—	5,800	—
Capital contributions received, net	—	—	5,800	—	(5,800)	—
Net cash used in financing activities	$—	$(12,795)	$(27,800)	$(385)	$—	$(40,980)
Effect of exchange rates on cash and cash equivalents	—	—	(751)	1,676	—	925
Increase (decrease) in cash and cash equivalents	$19	$(303)	$(15,182)	$1,209	$—	$(14,257)
Cash and cash equivalents, beginning of year	34	2,867	26,980	19,363	—	49,244
Cash and cash equivalents, end of year	$53	$2,564	$11,798	$20,572	$—	$34,987

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Year ended December 31, 2012
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,202)	$(53,696)	$55,850	$12,602	$—	$13,554
Cash flows from investing activities:
Capital expenditures	—	(8,604)	(29,936)	(2,882)	—	(41,422)
Acquisition of business, net of cash acquired	—	—	(169,243)	—	—	(169,243)
Proceeds from sale of business	—	—	—	3,569	—	3,569
Proceeds from intercompany sales of subsidiaries	—	126,800	(126,800)	—	—	—
Intercompany dividends received	40,000	—	—	—	(40,000)	—
Investment in subsidiaries	(31,702)	(39,948)	71,650	—	—	—
Other investing activities	—	(3,136)	—	—	—	(3,136)
Net cash provided by (used in) investing activities	$8,298	$75,112	$(254,329)	$687	$(40,000)	$(210,232)
Cash flows from financing activities:
Principal payments on long-term debt	—	(1,449)	(4,522)	—	—	(5,971)
Proceeds from issuance of long-term debt	—	414,150	—	—	—	414,150
Debt issuance costs paid	—	(16,819)	—	—	—	(16,819)
Retirement of long-term debt	—	(98,750)	(59,718)	—	—	(158,468)
Net repayments under former revolving credit agreements	—	(44,696)	—	—	—	(44,696)
Increases (decreases) in intercompany notes	6,700	(323,526)	311,017	5,809	—	—
Borrowings under current Revolving Loan Facility	—	181,016	—	—	—	181,016
Repayments under current Revolving Loan Facility	—	(130,740)	—	—	—	(130,740)
Acquisition installment payments	—	—	(9,418)	—	—	(9,418)
Purchase of non-controlling interest	—	—	(690)	—	—	(690)
Intercompany dividends paid	—	—	(40,000)	—	40,000	—
Repurchase of common stock	(14,465)	—	—	—	—	(14,465)
Other financing activities	700	—	—	—	—	700

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Net cash provided by (used in) financing activities	$(7,065)	$(20,814)	$196,669	$5,809	$40,000	$214,599
Effect of exchange rates on cash and cash equivalents	—	—	3,405	255	—	3,660
Increase in cash and cash equivalents	$31	$602	$1,595	$19,353	$—	$21,581
Cash and cash equivalents, beginning of year	3	2,265	25,385	10	—	27,663
Cash and cash equivalents, end of year	$34	$2,867	$26,980	$19,363	$—	$49,244

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

(17) Selected Quarterly Financial Data (Unaudited)
The following tables show selected quarterly financial data for each quarter of 2014 and 2013:

2014	Fourth Quarter	Third Quarter	Second Quarter		First Quarter
Net sales	$202,675	$217,076	$226,507		$210,502
Gross profit	47,999	46,783	60,157		53,306
Operating income	15,063	12,179	24,944		18,768
Net income (loss)	8,559	(35,192)	(2,097)		(43)

2013	Fourth Quarter	Third Quarter	Second Quarter		First Quarter
Net sales	$204,882	$203,777	$189,753	(1)	$222,643	(1)
Gross profit	51,879	48,381	43,863	(1)	54,626	(1)
Operating income	13,382	11,727	8,003	(1)	18,306	(1)
Net loss	(1,554)	(644)	(13,437)	(1)	(11,369)	(1)

(1)
The Company uses the percentage-of-completion method of accounting to recognize revenues and associated costs as work progresses for certain contracts. During the second quarter of 2013, the Company determined that certain projects, for which production occurred in the first quarter of 2013, did not meet the thresholds established to recognize revenue and costs using the percentage-of-completion method. As a result, the Company recorded an entry in the second quarter of 2013 that decreased Net sales and Cost of sales (increasing net loss and accumulated deficit), $5,776 and $4,340, respectively, to correct the untimely recognition of revenue and costs. This error was not material to the second quarter of 2013 and any previously reported periods.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed with the objective of providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures. The Company's management, under the supervision and with the participation of its CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, the Company's CEO and CFO concluded that the design and operation of the Company's disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control Over Financial Reporting
The Company's management, under the supervision and with the participation of its CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company's CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting using the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

Remediation of Previously Identified Material Weakness
As previously reported in the quarterly report on Form 10-Q for the period ended September 30, 2012 and the annual report on Form 10-K for the period ended December 31, 2012, the Company identified a material weakness in internal control over financial reporting in the areas of accounting for income taxes. Specifically, the Company did not maintain sufficient, effective controls over the preparation and review of income taxes related to the complete and accurate recording of the Company's tax provision, deferred tax balances (net of required valuation allowance) and uncertain tax positions.

In response to the material weaknesses identified by the Company, the Company instituted a number of actions and designed and commenced implementation of changes in its internal control over financial reporting. The status of these actions is described below:

•
The Company recruited qualified tax personnel during 2014. These personnel in the Corporate Tax Team have the appropriate knowledge, experience and training in accounting for income taxes. The new Vice President of Global Tax and her team investigated the root causes of the material weakness. They expanded and improved the processes around the review and contemporaneous documentation of the Company's ongoing income tax accounting procedures, tax positions and tax strategies and improved existing controls, as well as designed and implemented additional controls around the Company's income tax processes.

•
Internal communications were significantly improved. The Corporate Tax Team schedules regular tax discussions with significant locations. These regular discussions are held at least quarterly for local tax updates, tax positions and tax planning.

•
The Corporate Tax Team designed standardized tax packages to gather tax provision information. The tax provision calculation is reviewed locally and further reviewed by the Corporate Tax Team as compensating controls. This resulted in proper oversight and review of complex issues, calculations and disclosures.

•
Additional time for tax provision preparation and review was provided in the Company's closing process. Additionally, the Company identified additional cross-functional review procedures over the Company's income tax provision, deferred income taxes (net of required valuation allowance) and uncertain tax positions.

The implemented and improved controls were found, upon testing, to be effectively designed and operating. The Company’s management has concluded that the material weakness related to income tax control deficiencies has been remediated as of December 31, 2014.

Changes in Internal Control over Financial Reporting
Other than the corrective measures noted above related to the remediation of the material weakness, there have been no changes in internal control over financial reporting during the Company's fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Executive Officers
The following are the Registrant's executive officers as of February 23, 2015:
Christopher L. Ayers, 48, is the President and Chief Executive Officer, a position he has held since July 2013. Prior to that, Mr. Ayers served in various roles at Alcoa Inc., most recently serving as Executive Vice President - Global Primary Products, where he oversaw the aluminum and alumina businesses, a more than $10 billion division with 39 global facilities and more than 20,000 employees.  He joined Alcoa Inc. in February 2010 as Vice President and Chief Operations Officer of Alcoa Cast, Forged and Extruded Products and was promoted to Chief Operations Officer of Global Primary Products in August 2010.  Prior to joining Alcoa Inc., Mr. Ayers was President of the Forgings Division of Precision Castparts Corporation (“PCC”) and President of PCC's Wyman Gordon Forgings and Special Metals businesses.  He has served as a director of WireCo WorldGroup Inc. since July 2013. Mr. Ayers currently serves as a director of Universal Stainless & Alloy Products, Inc. (USAP/NASDAQ), where he also serves as a member of the Audit, Governance and Compensation Committees.
Matthew R. Dionne, 48, joined WireCo WorldGroup Inc. in May 2014 as the Senior Vice President and Chief Operating Officer. Prior to that, Mr. Dionne served in various roles for Hydro Aluminum North America ("HANA"), a $1 billion U.S. subsidiary of Norsk-Hydro ASA. Norsk-Hydro ASA is a Norwegian aluminum company producing cast aluminum billet, engineered extrusions, and fabricated components and assemblies for the automotive, building and construction, electrical, military and consumer durables markets in the U.S. From June 2010 to September 2013, he served as the President and a member of the board of directors of HANA and from 2004 to June 2010, he served as HANA's Vice President and General Manager of HANA's Southeast Region. Prior to HANA, he was the Director of Operations at Siemens Power Transmission & Distribution, Southland Technologies and Cooper Industries.
Brian G. Block, 37, is the Senior Vice President and Chief Financial Officer, a position he has held since May 2013. He originally joined WireCo WorldGroup Inc. in July 2010 and served as Vice President and Senior Vice President of Strategic Analysis, where he was responsible for executing the Company's financing transactions and mergers and acquisitions. Prior to joining the Company, he was a director at Paine & Partners (previously Fox Paine & Company) for 8 years.  During his tenure, Mr. Block was an active member of multiple boards and held a financial operating position at ACMI Corporation, a portfolio company of Fox Paine & Company, and he also served on the Board of Directors of the Company during 2009. Prior to working at Paine & Partners, Mr. Block was an associate at CIBC World Markets in the leveraged finance group.
José L. Gramaxo, 54, is the Senior Vice President and Chief Commercial Officer, a position he has held since April 2013. Mr. Gramaxo joined the Company in July 2012 as Senior Vice President of Global Synthetics after the acquisition of Lankhorst.  Mr. Gramaxo was President and Chief Executive Officer of Lankhorst from 2004 to 2012 and was also the President of the Netting Committee of the European Federation of the Rope and Netting Manufacturers from 1998 to 2008.
Adrian J. Holt, 46, joined WireCo WorldGroup Inc. in January 2014 as Senior Vice President and Chief Human Resources Officer. Mr. Holt previously served as Vice President of Corporate Human Resource Services with BASF Corporation since 2009, where he oversaw a 55-member human resource team across the United States, Mexico and Canada. During his career with BASF, he managed the Human Resource function of the Agricultural Chemicals business from 2007 to 2009 and served as the Human Resource and Legal Director and Deputy Managing Director for BASF’s Northern European region from 2003 to 2007.

Board of Directors
Through control of a majority of the shares, Paine & Partners Fund III and its affiliates have the power to control us and our affairs and policies, including the election of our directors and the appointment of our management team. Two members of the WireCo WorldGroup Inc.'s Board of Directors are partners of Paine & Partners and two members are operating directors of Paine & Partners.
The following are the Registrant's Board of Directors as of February 23, 2015:
John “Jack” Anton, 72, has been an Operating Director at Paine & Partners since 2005. Mr. Anton brings over 40 years of experience leading organizations and acting as an investor in the worldwide food, consumer products and specialty ingredients industries. Before joining the predecessor firm to Paine & Partners, he was a Senior Advisory Director with Fremont Partners; Chairman, Chief Executive Officer and co-owner of Ghirardelli Chocolate Company, and Chairman and co-owner of Carlin Foods. He is the current Chairman of the Board and has served as a director of WireCo WorldGroup Inc. since November 2010. Mr. Anton also serves on the board and the Audit Committee of Con-Way, Inc. (CNW/NYSE), and as Chairman of the Board of Sunrise Growers, a private company. Mr. Anton's 35 years of experience in running businesses, as well as 11 years of managing portfolio companies, and his expertise in marketing, business development and cost management led the Board to conclude that Mr. Anton should serve as a director.
Troy W. Thacker, 42, is President and Chief Executive Officer of Total Safety U.S., Inc. Prior to joining Total Safety, Mr. Thacker was President and Chief Executive Officer of R360 Environmental Solutions, Inc. from July 2010 until May 2013 and a former founding partner of Paine & Partners. Mr. Thacker was employed at Paine & Partners from 2001 until July 2010. Prior to his career at Paine & Partners, he worked at various private equity investment firms, including Gryphon Investors, Inc. and SCF Partners, LTD. He has served as a director of WireCo WorldGroup Inc. since February 2007. Mr. Thacker's valuable financial and management experience, including serving as a chief executive officer, led the Board to conclude that Mr. Thacker should serve as a director.
W. Dexter Paine, III, 54, is a founding partner of Paine & Partners. In 1997, he co-founded the predecessor firm to Paine & Partners where he served as President from its inception until 2008. He has served as a director of WireCo WorldGroup Inc. since November 2010. Mr. Paine also currently serves as a member of the board of Cevian Capital, Scanbio Marine Group Holdings (Norway) AS and Icicle Seafoods, Inc., all private companies, and as Chairman of the Board of the U.S. Ski and Snowboard Association, a private organization. His previous directorships include: a former member of the international board of directors of Right to Play and past Chairman of the Board and Emeritus Trustee of Holderness School and the Nueva School, all private organizations. Mr. Paine's valuable executive leadership experience and thorough understanding of strategic planning, business development and international operations led the Board to conclude that Mr. Paine should serve as a director.
Franklin Myers, 62, has served as a Senior Advisor of Quantum Energy Partners, a private equity firm in the global energy industry, since February 2013. From 2009 to 2012, he was an Operating Advisor with Paine & Partners. Prior to joining Paine & Partners, Mr. Myers served as Senior Advisor to Cameron International Corporation, among other positions during his tenure, including as Senior Vice President and Chief Financial Officer, President of Cameron's compression business and Senior Vice President and General Counsel. In addition, Mr. Myers served as Senior Vice President and General Counsel of Baker Hughes Incorporated and was a partner at Fulbright & Jaworski. He has served as a director of WireCo WorldGroup Inc. since March 2011. Mr. Myers also currently serves as a director of Ion Geophysical Corporation (IO/NYSE), Comfort Systems USA, Inc. (FIX/NYSE), Forum Energy Technologies Inc. (FET/NYSE) and Holly Frontier Corporation (HFC/NYSE). Mr. Myers serves on the Audit Committee of Comfort Systems USA, Inc. (FIX/NYSE) and the Audit Committee of Forum Energy Technologies Inc. (FET/NYSE). Mr. Myers' expertise in the areas of corporate law, financial, accounting and auditing matters, including experience as a chief financial officer, led the Board to conclude that Mr. Myers should serve as a director.
Dr. Stephan Kessel, 61, has been an Operating Director at Paine & Partners since 2006. He has served in various positions at Continental AG, (including Executive Board member and Chief Executive Officer), and Investcorp International Ltd. as Advisory Director, where he was involved in several acquisitions and divestitures of portfolio companies. Dr. Kessel has served as a director of WireCo WorldGroup Inc. since March 2011. He also currently serves on the board and the Audit Committee of Stabilus Gmbh (STM/FWB). Also, Dr. Kessel serves on the boards of Armacell S.A., and Eurodrip S.A., and is Chairman of the Board of Novem Beteiligungs Gmbh, all private companies. He was previously the Chairman of Gearbox S.a.r.l., Timepartner Gmbh, Armacell International Gmbh, Etimex Gmbh, Schefenacker Plc, and Global Safety Textiles, and he previously served as a director of MartinreaHonsel, Minimax Gmbh, WEPA SE, and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.), all private companies. Dr. Kessel's strong international industrial manufacturing focus and extensive previous board memberships led the Board to conclude that Dr. Kessel should serve as a director.
Andrew M. Freeman, 42, has been a partner of Paine & Partners since 2010.  He joined the predecessor firm to Paine & Partners in 2005 as a director. Prior to joining Paine & Partners, Mr. Freeman was employed at Fremont Partners where he solicited, evaluated, structured, negotiated and harvested investments in a wide variety of companies. He has served as a director of WireCo WorldGroup Inc. since May 2013. Mr. Freeman also currently serves as a director of Scanbio Marine Group AS, Capital Z Asset Management, LLC, Eurodrip S.A. and Specialty Waste Partners, Inc. (formerly known as R360 Environmental Solutions, Inc.), all private companies.  Mr. Freeman's experience in senior operating positions in investment banking, venture capital and private equity led the Board to conclude that Mr. Freeman should serve as a director.
Christopher L. Ayers, 48, has been the President and Chief Executive Officer of WireCo WorldGroup Inc. since July 2013. Prior to that, Mr. Ayers served in various roles at Alcoa Inc., most recently serving as Executive Vice President - Global Primary Products, where he oversaw the aluminum and alumina businesses, a more than $10 billion division with 39 global facilities and more than 20,000 employees.  He joined Alcoa Inc. in February 2010 as Vice President and Chief Operations Officer of Alcoa Cast, Forged and Extruded Products and was promoted to Chief Operations Officer of Global Primary Products in August 2010.  Prior to joining Alcoa Inc., Mr. Ayers was President of the Forgings Division of Precision Castparts Corporation (“PCC”) and President of PCC's Wyman Gordon Forgings and Special Metals businesses.  He has served as a director of WireCo WorldGroup Inc. since July 2013. Mr. Ayers currently serves as a director of Universal Stainless & Alloy Products, Inc. (USAP/NASDAQ), where he also serves as a member of the Audit, Governance and Compensation Committees. Mr. Ayers’ extensive knowledge of the industry and a detailed understanding of the Company’s operations led the Board to conclude that Mr. Ayers should serve as a director.

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

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to all of our directors, officers and employees, including our executive officers. A copy of the Code can be found on our website at www.wirecoworldgroup.com through the "Compliance Policies" page. We will post any amendments to the Code, or waivers of the Code (to the extent applicable to our principal executive officer, principal financial officer, or principal accounting officer), on our website.

Item 11.    Executive Compensation
Summary Compensation Table
The table below sets forth information regarding the compensation for our named executive officers during fiscal years 2014 and 2013.

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Stock awards(2) ($)	Option awards(2) ($)	Non-equity incentive plan comp.(3) ($)	All other comp.(5) ($)	Total ($)
Christopher L. Ayers, President and Chief Executive Officer	2014	$1,025,000	$1,334,241	$—	$—	$—	$80,330	$2,439,571
	2013	$500,000	$750,000	$3,531,420	$11,630,000	$—	$20,182	$16,431,602

José L. Gramaxo, Senior Vice President and Chief Commercial Officer (4)	2014	$497,232	$—	$—	$1,375,000	$478,949	$158,275	$2,509,456
	2013	$453,667	$—	$—	$—	$236,009	$140,522	$830,198

Brian G. Block, Senior Vice President and Chief Financial Officer	2014	$413,332	$—	$—	$1,375,000	$361,618	$34,062	$2,184,012
	2013	$373,333	$—	$—	$—	$176,812	$18,536	$568,681

(1)	See the Compensatory Arrangements section below.

(2)
Represents the grant date fair value of restricted stock and/or option awards received during the respective period. A restricted stock share is valued at the market price of a share of stock on the date of grant. Refer to Note 10—“Share-based Compensation” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this annual report for the relevant assumptions used to determine the valuation of our option awards.

(3)	Represents bonuses earned under the Management EBITDA Bonus Plan.

(4)	Mr. Gramaxo receives his compensation in euros. Conversion to U.S. dollars was based on an average exchange rate during 2014 of €1.3288 to $1.00 and 2013 of €1.3280 to $1.00.

(5)	All Other Compensation includes:

	Year	Contributions under retirement plans(A)	Relocation benefits(B)	Personal use of Company auto	Total all other compensation
Christopher L. Ayers	2014	$13,000	$52,798	$14,532	$80,330
	2013	$—	$20,182	$—	$20,182

José L. Gramaxo	2014	$140,607	$—	$17,668	$158,275
	2013	$140,522	$—	$—	$140,522

Brian G. Block	2014	$13,000	$—	$21,062	$34,062
	2013	$12,773	$—	$5,763	$18,536
(A) Contributions under retirement plans. Consists of matching contributions to the Company's 401(k) plan made by the Company on behalf of the U.S.-based named executive officers. Pursuant to his employment agreement, the Company contributes a fixed amount of €105,815 to an annuity for Mr. Gramaxo on an annual basis.
(B) Relocation benefits. The Company provided Mr. Ayers with a furnished apartment, including utility expenses, and a leased automobile.

Compensatory Arrangements
The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with the Company. Mr. Ayers and Mr. Gramaxo are covered by employment agreements, as described below.

Employment Agreements
On May 15, 2013, WireCo WorldGroup Inc. entered into an employment agreement with Christopher L. Ayers (the “Ayers Employment Agreement”) pursuant to which Mr. Ayers became the President and Chief Executive Officer of WireCo WorldGroup Inc. effective July 1, 2013 for a period of three years, with automatic annual renewals, at an initial annual base salary of $1,000,000. Under the CEO Bonus Plan, Mr. Ayers is eligible for an annual target bonus of $1,250,000 (or 125% of base salary) with the possibility of earning an annual bonus of up to $1,500,000 (or 150% of base salary), in each case upon the achievement of pre-established performance goals as established by the Company's Board of Directors or the Compensation Committee of the Company. For 2013, Mr. Ayers was entitled to a guaranteed minimum bonus of $750,000. Mr. Ayers is also entitled to a special bonus amount in the event a change in control occurs within three years of his commencement date, so long as he is employed as of the closing date of such transaction. Upon his commencement of employment, Mr. Ayers received (i) a grant of non-qualified stock options to purchase up to 100,000 shares of common stock of the Company at an exercise price of $255.90, per share vesting in equal parts on the first, second, and third anniversaries of the effective date of the Ayers Employment Agreement, and (ii) a one-time grant of 13,800 shares of common stock of the Company (the “Restricted Stock”) subject to the restrictions and other terms in the Restricted Stock Agreement, vesting on July 1, 2017 provided that if he is terminated without “cause”, he terminates his employment for “good reason”, or if his employment agreement is not renewed, the Restricted Stock shall vest in proportion to Mr. Ayers’ service period measured from his employment commencement date. The Restricted Stock shall be fully vested upon a change in control. Additional benefits provided to Mr. Ayers pursuant to the Ayers Employment Agreement include participation in WireCo WorldGroup Inc.’s employee benefits programs made available to its senior executives, reimbursement for relocation expenses and a monthly housing allowance in connection with his relocation for a period of up to fifteen months from the commencement of his employment. For a discussion of payments to Mr. Ayers upon termination and termination restrictions, see "Payments to Named Executive Officers Upon Termination or Change in Control".
On May 28, 2004, José Gramaxo entered into an employment agreement (the “Gramaxo Employment Agreement”) with Royal Lankhorst Euronete Group B.V. (“Lankhorst”), which has an indefinite term but shall terminate by operation of law when Mr. Gramaxo, now 54, turns 65, unless either party gives earlier notice of its intention to terminate. The Gramaxo Employment Agreement provides for an initial annual base salary of €200,000 that is subject to annual review. Mr. Gramaxo also participates in the employee benefit plans made available to senior executives of Lankhorst generally. In addition to the compensation arrangement set forth in the Gramaxo Employment Agreement, Mr. Gramaxo also participates in the Company’s Management EBITDA Bonus Plan. For a discussion of payments to Mr. Gramaxo upon termination and termination restrictions, see "Payments to Named Executive Officers Upon Termination or Change in Control".
The foregoing summaries are qualified in their entirety by reference to the Ayers Employment Agreement and the Gramaxo Employment Agreement, which are incorporated herein by reference.

Management EBITDA Bonus Plan
We maintain an incentive plan called the Management EBITDA Bonus Plan (“EBITDA Bonus Plan”), which is based on Adjusted EBITDA. For this plan, Adjusted EBITDA is defined in the same context we use in our business to measure our performance. For the definition of Adjusted EBITDA, see the section titled “Adjusted EBITDA and Acquisition Adjusted EBITDA” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report. Generally, no bonuses are paid under the EBITDA Bonus Plan unless the Company achieves a threshold of 85% of the Adjusted EBITDA as budgeted in the quarter. According to the terms of the plan, if the Adjusted EBITDA threshold is met, a bonus pool is established as a percentage of Actual Adjusted EBITDA and allocated to an executive pool, a management pool and a sales management pool. As Actual Adjusted EBITDA exceeded thresholds of 100%, 105%, 95% and 85% of Budgeted Adjusted EBITDA, the bonus pool earned was $1,465,025, $1,926,815, $1,287,382 and $737,162 for the first, second, third and fourth quarters of 2014, respectively. As of January 1, 2015, the EBITDA Bonus Plan has been replaced and superseded in its entirety by the Employee Bonus Plan. For a copy of the Employee Bonus Plan, refer to Exhibit 10.15.

CEO Bonus Plan
Mr. Ayers participates in the CEO Bonus Plan, as amended on May 15, 2013, rather than the EBITDA Bonus Plan. The CEO Bonus Plan calls for an initial annual bonus target of $1,250,000 (the “Target Bonus”), with the possibility of earning an annual bonus of up to $1,500,000 (or 150% of base salary) in the event of maximum performance, not considering further salary increases.
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
(2) For every 1% increase in performance achievement above 100%, up to and including 110% performance achievement, the payout percentage shall increase by 2%, so that at 110% performance achievement, the payout percentage shall be at 120% of the applicable target level. The maximum annual bonus payout with respect to all performance metrics is capped at $1.5 million (or 150% of base salary) in the aggregate.

For 2014, Mr. Ayers earned a bonus of $1,334,241.

Long Term Incentive Plan
The 2008 Long Term Incentive Plan (the “LTIP”) authorizes various types of equity-based awards, including stock options, restricted stock, restricted stock units and other equity-based instruments of the Company. The LTIP authorizes the use of 563,216 shares of common stock of the Company, of which, 513,491 shares of common stock are subject to outstanding stock options. Vesting of service-based stock options is conditioned upon continued service, although partial or fully accelerated vesting may occur under limited circumstances in connection with certain termination or liquidity events. In general, the options vest ratably over five years of service from the date of grant, with one-fifth vesting each year.
All stock options granted have a 10-year contractual term and require that any exercise of vested options be completed no later than 90 days following a termination from service unless otherwise stated in a separation agreement. In the event of the optionee’s death, the installment of options scheduled to vest during the 12-month period immediately following death become fully vested. A liquidity event means a public offering or other sale by the investor; however, such sale by the investor will not be considered a liquidity event if the sale is prior to a public offering and the investor continues to beneficially own fifty percent or more of the (a) outstanding shares and (b) combined voting power of the then outstanding voting securities of the Company entitled to vote for the election of directors. Upon a liquidity event, total outstanding options will vest to the same percentage as the overall liquidated percentage of shares. Any remaining unvested options will continue to vest in equal installments on the vesting dates subsequent to the liquidity event. If an optionee is terminated without cause within a one-year period following the consummation of a liquidity event, all options become fully vested.
Payments to Named Executive Officers Upon Termination or Change in Control
Upon a termination of employment without "cause" or a resignation for "good reason" that is not in connection with a "change in control" (as each such term is defined in the Ayers Employment Agreement), Mr. Ayers shall be entitled to severance payments in an amount equal to his annual base salary and the average annual bonus paid to him during his prior two years of service, payable in equal monthly or semi-monthly installments over an 18-month period and conditioned on his execution of a general release. Under the terms of the Ayers Employment Agreement, Mr. Ayers is subject to various post-termination restrictions and obligations following his termination of employment for any reason. These include restrictions for eighteen months following the termination of his employment from engaging in any competitive activity or soliciting the customers and employees of WireCo WorldGroup Inc. and its affiliates. He is also subject to non-disparagement and confidentiality obligations.
Pursuant to his employment agreement, Mr. Gramaxo is entitled to payment equal to (i) two times Mr. Gramaxo’s annual gross base salary and (ii) the average annual bonus paid to Mr. Gramaxo based on the average total bonuses paid out in the three fiscal years immediately preceding a termination without "cause" or a resignation for "good reason". Mr. Gramaxo is also subject to non-compete covenants while he is employed by Lankhorst and for the 12-month period following termination of employment. He is also subject to confidentiality obligations.
Non-qualified Deferred Compensation Plans
We do not maintain any non-qualified deferred compensation plans.
Outstanding Equity Awards at Year End
The following tables provide information regarding outstanding options and restricted stock that have been granted, but not exercised or vested as of December 31, 2014:
Option Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) unexercisable	Option exercise price	Option expiration date
Christopher L. Ayers	33,333	66,667	—	$255.90	7/1/2023	(1)
José L. Gramaxo	—	10,000	—	$294.62	6/2/2024	(2)
Brian G. Block	4,000	1,000	—	$212.90	7/1/2020	(3)
	1,800	1,200	—	262.52	2/8/2021	(4)
	1,905	2,857	—	294.18	9/28/2022	(5)
	—	10,000	—	294.62	6/2/2024	(2)

(1)	Stock options with an expiration date of July 1, 2023 vest in one-third increments on July 1, 2014, July 1, 2015, and July 1, 2016.

(2)	Stock options with an expiration date of June 2, 2024 vest in one-fifth increments on June 2, 2015, June 2, 2016, June 2, 2017, June 2, 2018, and June 2, 2019.

(3)	Stock options with an expiration date of July 1, 2020 vest in one-fifth increments on July 1, 2011, July 1, 2012, July 1, 2013, July 1, 2014, and July 1, 2015.

(4)	Stock options with an expiration date of February 8, 2021 vest in one-fifth increments on February 8, 2012, February 8, 2013, February 8, 2014, February 8, 2015, and February 8, 2016.

(5)	Stock options with an expiration date of September 28, 2022 vest in one-fifth increments on September 28, 2013, September 28, 2014, September 28, 2015, September 28, 2016, and September 28, 2017.
Stock Awards

Name	Number of shares of stock that have not vested (#)		Market value of shares of stock that have not vested ($) (2)
Christopher L. Ayers	13,800	(1)	$4,497,696
José L. Gramaxo	—		—
Brian G. Block	—		—

(1)	The restricted stock cliff vests after a four year service period ending on July 1, 2017.

(2)	The value of the Company's common stock as of December 31, 2014 was $325.92.

Non-employee Director Compensation
This section describes the compensation earned by our non-employee directors. In addition to the standard compensation of $150,000, the Chairman of the Board and each committee chair receives $25,000 annually. Christopher L. Ayers, our President and CEO, serves on the Board, but is not paid any compensation for his services.
The following table sets forth the compensation earned by our non-employee directors of WireCo WorldGroup Inc. in 2014:

	Fees earned		Stock awards	Option awards	All other compensation	Total
Name	($)		($)	($)	($)	($)
John J. Anton	$175,000	(1)	—	—	—	$175,000
Troy W. Thacker	150,000	(2)	—	—	—	150,000
W. Dexter Paine, III	—	(3)	—	—	—	—
Franklin Myers	175,000	(4)	—	—	—	175,000
Stephan Kessel	150,000	(2)	—	—	—	150,000
Andrew M. Freeman	—	(3)	—	—	—	—
Mitchell S. Presser	—	(5)	—	—	—	—

(1)	Mr. Anton's compensation includes the standard compensation of $150,000 for general board service and $25,000 for his Chairman of the Board responsibilities.

(2)	Compensation includes the standard compensation of $150,000 for general board service.

(3)	As a partner of Paine & Partners, received no compensation for services.

(4)	Mr. Myers' compensation includes the standard compensation of $150,000 for general board service and $25,000 for his Audit Committee Chairman responsibilities.

(5)	Mr. Presser served as a director from January 1, 2014 to August 5, 2014, but as a partner of Paine & Partners he received no compensation for services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
WireCo WorldGroup (Cayman) Inc. ("WireCo") indirectly owns 100% of the voting common stock of WireCo WorldGroup US Holdings Inc. (“US Holdings”); WireCo WorldGroup Inc., the Registrant, is a wholly-owned subsidiary of US Holdings. The following table provides certain information about beneficial ownership of the voting common stock of the Registrant and WireCo as of February 23, 2015 by each person known to beneficially own more than 5% of its respective common stock, each director and named executive officer, and all directors and executive officers as a group. Non-voting shares of US Holdings can be exchanged for common stock of WireCo at an exchange ratio of 1 to 1 pursuant to the Stockholders' Agreement dated February 8, 2007. A person has beneficial ownership of shares if he or she has or shares voting or investment power over the shares, or the right to acquire that power within 60 days of February 23, 2015.

Name and address of beneficial owner	Shares of Registrant's voting common stock beneficially owned as of February 23, 2015	Percentage of ownership of Registrant	Shares of WireCo voting common stock beneficially owned as of February 23, 2015	Percentage of ownership of WireCo
US Holdings	100	100%	—	—%
Paine & Partners Fund III (1)	—	—	1,993,500	84%
John J. Anton, Director (2)	—	—	53,568	2%
Troy W. Thacker, Director	—	—	—	—%
W. Dexter Paine, III, Director	—	—	—	—%
Franklin Myers, Director (3)	—	—	5,400	*
Stephan Kessel, Director (4)	—	—	8,900	*
Andrew M. Freeman, Director	—	—	—	—%
Christopher L. Ayers, President, Chief Executive Officer and Director (5)	—	—	47,133	2%
Brian G. Block, Senior Vice President and Chief Financial Officer (6)	—	—	8,305	*
José L. Gramaxo, Senior Vice President and Chief Commercial Officer	—	—	—	—%
All directors and executive officers (11) as a group (7)	—	—	125,306	5%
 *Denotes ownership interest that is less than 1%.

(1)	This fund consists of various Paine funds. The manager of the fund is Paine & Partners and the address for Paine & Partners is 461 Fifth Avenue, 17th Floor, New York, New York 10017.

(2)	Includes beneficial ownership of 51,568 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options.

(3)	Includes beneficial ownership of 2,400 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options.

(4)	Includes beneficial ownership of 6,400 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options.

(5)
Includes beneficial ownership of 33,333 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options and 13,800 unvested shares of WireCo restricted common stock as to which he has voting power but no dispositive power.

(6)	Includes beneficial ownership of 8,305 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options.

(7)
Includes beneficial ownership of 104,006 shares of WireCo common stock that may be acquired within 60 days of February 23, 2015 pursuant to stock options and 13,800 unvested shares of WireCo restricted common stock as to which an individual has voting power but no dispositive power.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014, about the common stock that may be issued upon the exercise of options, as well as shares remaining available for future issuance under the Company’s existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans - excluding securities reflected in the first column
Equity compensation plans:
Approved by security holders	513,491	$172.76	29,779
Not approved by security holders	—	—	—
Total	513,491	$172.76	29,779

Item 13.	Certain Relationships and Related Transactions and Director Independence
Directors and Executives
Shareholder Agreements
In connection with our acquisition by Paine & Partners Fund III in 2007, Paine & Partners Fund III, certain of its affiliates, WRCA (Cyprus) Holdings Limited ("WRCA Cyprus"), US Holdings and certain current and former members of our management who invested in WireCo and US Holdings entered into a stockholders agreement on February 8, 2007 (the "Stockholders' Agreement"). The Stockholders' Agreement provides for, among other things, certain restrictions on the transferability of such person’s equity ownership in the Company and US Holdings, as well as tag-along rights, drag-along rights, piggyback registration rights and repurchase rights. In addition, the Stockholders' Agreement provides for exchange rights, whereby shareholders may at any time exchange their non-voting shares in US Holdings for shares in the Company. Also, the Stockholders' Agreement provides that at any time, if the board of directors of the Company determines it to be in the best interest of the Company, the Company may require the management shareholders of US Holdings to surrender to the Company any or all non-voting shares of US Holdings held by such shareholders, in return for the issuance to such shareholders of shares in the Company. In either case, the initial exchange ratio of 1 to 1 will be adjusted to reflect changes in the capital structure of US Holdings or the Company due to dividends, increases or reductions in the number of outstanding shares, or other similar events. In an exchange required by the Company, if there is U.S. federal income tax payable by holders as a result of the exchange, then the Company must provide a method to ensure such holders have sufficient liquidity to pay such tax.
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

Transactions with Related Persons
Paine & Partners
In connection with our acquisition by Paine & Partners Fund III on February 8, 2007, we entered into a management agreement with Paine & Partners to provide certain financial and strategic consulting, advisory and other similar services. As compensation for these services, we agreed to pay Paine & Partners an annual fee equal to the greater of $1.5 million or 2% of the projected Adjusted EBITDA of the Company for that year, as well as to reimburse Paine & Partners for its related expenses. In addition, the management agreement requires us to pay fees to Paine & Partners for their services rendered in connection with merger, financing or similar transactions by the Company or their respective subsidiaries or affiliates. For detail of fees paid to Paine & Partners, refer to Note 13—“Related Party Transactions” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.
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

Joint Venture Arrangements

For information on transactions between the Company and its joint ventures, refer to Note 13—“Related Party Transactions” to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this annual report.

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

Director Independence
We do not list any securities for trading on a national securities exchange. If we were a listed company, we would be subject to requirements that a majority of our Board be independent. For purposes of complying with the disclosure requirements of the SEC, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange’s definition of independence, two of our directors, Franklin Myers and Troy Thacker, are independent.

Item 14.	Principal Accounting Fees and Services
KPMG LLP (“KPMG”) served as our independent registered public accounting firm for fiscal years 2014 and 2013. The following table presents the aggregate fees billed and expected to be billed by KPMG for services rendered during such years.

	Years ended December 31,
	2014	2013
	(in thousands)
Audit fees (1)	$2,153	$2,065
Audit-related fees (2)	1,000	—
Tax fees (3)	391	478
All other fees	—	—
Total fees	$3,544	$2,543

(1)
Consists of fees for professional services rendered in connection with the audits of our annual consolidated financial statements, reviews of our consolidated financial statements included in quarterly reports, routine consultation on accounting and reporting matters and statutory audits required for our foreign subsidiaries.

(2)	Consists of fees for services rendered in connection with due diligence services related to the Company's business combinations.

(3)
Consists of fees for professional services rendered in connection with U.S. and foreign tax compliance, such as preparation of tax returns; tax planning, such as assistance with transfer pricing matters; and tax consultation, such as advice related to mergers and acquisitions and requests for rulings or technical advice from taxing authorities.

The Audit Committee pre-approved all audit and non-audit services performed and related fees. The Audit Committee determined that the non-audit services rendered by KPMG in 2014 and 2013 were compatible with maintaining its independence as auditors of our consolidated financial statements. The Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided and approval of related fees. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee (“designated member”). The designated member is required to report to the full Audit Committee each specific service pre-approved, together with copies of all supporting documentation.

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

WireCo WorldGroup Inc.
(Registrant)

Dated:	March 3, 2015	By:	/s/ Christopher L. Ayers
Christopher L. Ayers
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Christopher L. Ayers	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
Christopher L. Ayers

/s/ Brian G. Block	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2015
Brian G. Block

/s/ Keith Hyder	Vice President - Chief Accounting Officer (Principal Accounting Officer)	March 3, 2015
Keith Hyder

/s/ John J. Anton	Chairman of the Board	March 3, 2015
John J. Anton

/s/ Troy W. Thacker	Director	March 3, 2015
Troy W. Thacker

/s/ W. Dexter Paine, III	Director	March 3, 2015
W. Dexter Paine, III

/s/ Franklin Myers	Director	March 3, 2015
Franklin Myers

/s/ Stephan Kessel	Director	March 3, 2015
Stephan Kessel

/s/ Andrew M. Freeman	Director	March 3, 2015
Andrew M. Freeman

Exhibit Index

Exhibit No.	Description of Exhibits Incorporated by Reference

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

4.1(b)
Supplemental Indenture dated December 14, 2010 between WireCo WorldGroup Inc., the Guarantors and U.S. Bank National Association, as trustee, adding Oliveira as a guarantor (incorporated by reference to Exhibit 4.1(b) to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

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

4.1(f)
Supplemental Indenture dated August 1, 2011 between WireCo WorldGroup Inc., Drumet Liny I Druty Sp Z O.O., Drumet Drahtseile GmbH, Drumet s.r.o., WireCo WorldGroup Poland Holdings Sp Z O.O., as new guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1(f) to Amendment No. 3 to the Registrant’s Registration Statement on Form S-4/A (File No. 333-174896), filed on December 9, 2011).

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

4.1(n)
Supplemental Indenture dated as of February 8, 2013, between WireCo WorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and U.S. Bank National Association, as trustee, adding the Dutch and German subsidiary as guarantors to the Indenture dated May 19, 2010 (incorporated by reference to Exhibit 4.1(n) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.1*
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

10.2(b)*
Separation Agreement and Release, dated January 2, 2014, between WireCo WorldGroup Inc. and Eric Bruder, former COO (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K (File No. 333-174896), filed on January 8, 2014).

10.3*
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

10.6*
Employment Contract, dated May 28, 2004, between Royal Lankhorst Euronete Group B.V. and José Gramaxo, Chief Commercial Officer (incorporated by reference to Exhibit 10.6 to the Registrant's annual report on Form 10-K (File No. 333-174896) filed on March 10, 2014).

10.7(a)
Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.7(b)
Amended Schedule II to Shareholders Agreement among WireCo WorldGroup (Cayman) Inc. and certain investors dated December 29, 2008. Original agreement, filed as Exhibit 10.5 to the Registrant’s S-4 on June 15, 2011 (incorporated by reference to Exhibit 10.7(b) to the Registrant's annual report on Form 10-K (File No. 333-174896), filed on March 10, 2014).

10.8(a)
Stockholders Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on June 15, 2011).

10.8(b)
Amended Schedule II to Stockholders Agreement among WRCA U.S. Holdings Inc. and certain investors dated February 8, 2007. Original agreement, filed as Exhibit 10.7 to the Registrant’s S-4 on June 15, 2011 (incorporated by reference to Exhibit 10.8(b) to the Registrant's annual report on Form 10-K (File No. 333-174896), filed on March 10, 2014).

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

10.12(a)
Note Purchase Agreement dated July 12, 2012, related to the issuance of the privately placed senior notes due May 15, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K (File No. 333-174896), filed on July 16, 2012).

10.12(b)
Amendment to Note Purchase Agreement dated as of September 7, 2012, between WireCoWorldGroup Inc., the Mexican subsidiaries, as new guarantors, and the Purchasers, adding the Mexican subsidiaries as guarantors (incorporated by reference to Exhibit 10.9 to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on November 14, 2012).

10.12(c)
Amendment to Note Purchase Agreement dated as of November 30, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Australia PTY LTD, as new guarantor, and the Purchasers, adding the Australian subsidiary as a guarantor (incorporated by reference to Exhibit 10.10(c) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.12(d)
Amendment to Note Purchase Agreement dated as of December 28, 2012, between WireCoWorldGroup Inc., Lankhorst Euronete Portugal, S.A., as new guarantor, and the Purchasers, adding the Portuguese subsidiary as a guarantor (incorporated by reference to Exhibit 10.10(d) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.12(e)
Amendment to Note Purchase Agreement dated as of February 8, 2013, between WireCoWorldGroup Inc., Lankhorst Touwfabrieken B.V. and Lankhorst Recycling Deutschland GmbH, as new guarantors, and the Purchasers, adding the Dutch and German subsidiaries as guarantors (incorporated by reference to Exhibit 10.10(e) to the Registrant’s annual report on Form 10-K (File No. 333-174896), filed on March 29, 2013).

10.13(f)
Amendment No. 5 to Note Purchase Agreement, dated as of July 16, 2014, between WireCo WorldGroup Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 333-174896), filed on August 7, 2014).

10.14
Paine & Partners, LLC Management Agreement and form of Indemnification Letter Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-174896), filed on August 19, 2011).

Exhibit No.	Description of Exhibits Filed with this Report

10.15	Employee Bonus Plan

21	List of Subsidiaries

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.