Form 10-Q
period 2015-03-31
WireCo WorldGroup Inc.
filed 2015-05-14
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of May 1, 2015 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended March 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	March 31, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$45,193	$58,195
Restricted cash	1,070	1,565
Accounts receivable, less allowance for doubtful accounts of $1,774 and $2,223, at March 31, 2015 and December 31, 2014, respectively	126,549	143,068
Other receivables	10,582	2,305
Inventories, net	205,567	225,075
Current deferred income tax assets	3,277	3,867
Prepaid expenses and other current assets	10,332	12,976
Total current assets	$402,570	$447,051
Property, plant and equipment, less accumulated depreciation of $175,558 and $181,728, at March 31, 2015 and December 31, 2014, respectively	293,641	319,198
Intangible assets, net	114,139	125,578
Goodwill	182,666	188,925
Deferred financing fees, net	13,703	15,425
Non-current deferred income tax assets	1,086	1,123
Derivative assets	55,821	16,133
Other non-current assets	10,305	11,418
Total assets	$1,073,931	$1,124,851
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18,021	$19,113
Interest payable	17,408	6,322
Accounts payable	77,656	98,914
Accrued compensation and benefits	18,535	19,117
Current deferred income tax liabilities	913	311
Other current liabilities	14,415	20,173
Total current liabilities	$146,948	$163,950
Long-term debt, excluding current maturities	843,181	854,042
Non-current deferred income tax liabilities	41,998	46,735
Other non-current liabilities	14,088	15,861
Total liabilities	$1,046,215	$1,080,588
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,005,205 shares issued and outstanding, respectively at March 31, 2015 and December 31, 2014	$21	$21
Additional paid-in capital	234,809	232,883
Accumulated other comprehensive loss	(63,162)	(48,579)
Accumulated deficit	(130,374)	(125,626)
Treasury stock, at cost. 49,169 shares at March 31, 2015 and December 31, 2014	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$26,829	$44,234
Non-controlling interests	887	29
Total stockholders’ equity	$27,716	$44,263
Total liabilities and stockholders’ equity	$1,073,931	$1,124,851
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Net sales	$180,355	$210,502
Cost of sales	(138,354)	(157,196)
Gross profit	42,001	53,306
Other operating expenses:
Selling expenses	(9,775)	(11,001)
Administrative expenses	(17,971)	(20,390)
Amortization expense	(2,309)	(3,147)
Total other operating expenses	(30,055)	(34,538)
Operating income	11,946	18,768
Other income (expense):
Interest expense, net	(18,988)	(19,858)
Foreign currency exchange gains (losses), net	(4,278)	950
Other income (expense), net	(309)	755
Total other expense, net	(23,575)	(18,153)
Income (loss) before income taxes	(11,629)	615
Income tax benefit (expense)	7,561	(658)
Net loss	(4,068)	(43)
Less: Net income attributable to non-controlling interests	680	487
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(4,748)	$(530)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Net loss	$(4,068)	$(43)
Other comprehensive loss:
Foreign currency translation loss	(14,405)	(3,094)
Comprehensive loss	(18,473)	(3,137)
Less: Comprehensive income (loss) attributable to non-controlling interests	858	(411)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(19,331)	$(2,726)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,068)	$(43)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,375	13,035
Amortization of debt issuance costs, discounts and premium	1,855	2,078
Share-based compensation	1,926	1,762
Unrealized gain on derivative instruments, net	(39,553)	—
Unrealized foreign currency exchange losses, net	43,306	239
Other adjustments	139	(287)
Changes in assets and liabilities:
Accounts receivable	7,495	(11,037)
Inventories	4,801	(11,382)
Prepaid expenses and other assets	(8,679)	(3,895)
Interest payable	11,107	12,326
Accounts payable	(12,696)	12,611
Other accrued liabilities	(4,408)	243
Net cash provided by operating activities	$12,600	$15,650
Cash flows from investing activities:
Capital expenditures	(9,212)	(3,200)
Net cash used in investing activities	$(9,212)	$(3,200)
Cash flows from financing activities:
Principal payments on long-term debt	(830)	(838)
Borrowings under revolving credit agreement	21,550	33,400
Repayments under revolving credit agreement	(32,650)	(46,900)
Other financing activities	—	228
Net cash used in financing activities	$(11,930)	$(14,110)
Effect of exchange rates on cash and cash equivalents	(4,460)	46
Decrease in cash and cash equivalents	$(13,002)	$(1,614)
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$45,193	$33,373
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$5,639	$5,239
Cash paid for income taxes, net of refunds	1,460	1,495
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest (collectively, the “Company”). The accompanying unaudited interim consolidated financial statements included herein have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented have been reflected.
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. Pending enactment of a delay in the effective date, the new standard would be effective for public entities on January 1, 2017. In April 2015, the FASB proposed delaying this standard by one year. ASU 2014-09 allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect of ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest to reduce complexity in accounting standards and make the presentation of debt issuance costs consistent with the presentation of debt discounts. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and there will be no effect on the income statement. This ASU requires retrospective adoption and is effective for the Company during the first quarter of 2016 with early adoption permitted. Upon adoption, the Company will present its remaining unamortized debt issuance costs as a direct deduction from the carrying amount of the related debt liability.

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	March 31, 2015	December 31, 2014
Raw materials, net	$76,027	$86,669
Work in process, net	9,639	10,487
Finished goods, net	119,901	127,919
Inventories, net	$205,567	$225,075

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$119,373	$(86,649)	$32,724	$124,856	$(87,406)	$37,450
Patented and unpatented technology	21,308	(10,410)	10,898	22,216	(10,539)	11,677
Other	6,207	(6,207)	—	6,505	(6,505)	—
Total finite-lived intangible assets	$146,888	$(103,266)	$43,622	$153,577	$(104,450)	$49,127

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of March 31, 2015 was as follows:

Remainder of 2015	$6,612
2016	8,632
2017	7,056
2018	3,460
2019	3,223
Thereafter	14,639
Total	$43,622

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of March 31, 2015 and December 31, 2014 were $70,517 and $76,451, respectively.

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2014	$188,925
Foreign currency translation	(6,259)
March 31, 2015	$182,666

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	March 31, 2015	December 31, 2014
Borrowings under Revolving Loan Facility	$57,650	$68,750
Term Loan due 2017	323,532	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Total debt at face value	862,182	874,269
Less: Unamortized discount, net	(980)	(1,114)
Less: Current maturities of long-term debt	(18,021)	(19,113)
Total long-term debt	$843,181	$854,042

For a detailed discussion of the Company's borrowings, see Note 7—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2014.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of March 31, 2015, availability under the Revolving Loan Facility was $86,275. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $1,075 at March 31, 2015. The variable interest rate on the Revolving Loan Facility and Term Loan due 2017 at March 31, 2015 was 5.47% and 6.00%, respectively.

Interest expense, net
Net interest expense consists of:

	Three months ended
	March 31,
	2015	2014
Interest on long-term debt	$17,116	$18,045
Amortization of debt issuance costs, discounts and premium	1,855	2,078
Capitalized interest	(64)	(247)
Other	81	(18)
Interest expense, net	$18,988	$19,858

(5) Derivative Financial Instruments
During September 2014, the Company entered into cross-currency swaps with three counterparties to economically hedge exposures to foreign currency exchange risk related to its global operations. The cross-currency swaps notional value is $300,000, at a weighted average foreign currency exchange rate of $1.00 to €0.7820, and matures in February 2017. In accordance with the cross-currency swap agreements, on a semi-annual basis, the Company pays interest at a weighted average fixed rate of 8.79% and receives interest based on a fixed rate of 9.50%.
In March 2015, the Company entered into a foreign currency forward contract to mitigate the exchange rate risk associated with fluctuations of the U.S. dollar to euro on internal cash movements associated with its global operations. Pursuant to the contract, the Company will receive a notional value of $3,093 at a foreign currency exchange rate of $1.00 to €0.9700 on the settlement date of May 13, 2015.
None of the Company's derivative financial instruments qualify for hedge accounting treatment and accordingly, changes in fair value are recorded in Foreign currency exchange gains (losses) within the consolidated statements of operations. The

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

following table presents the unrealized gain or (loss) amounts included in Foreign currency exchange gains (losses) in the consolidated statements of operations:

	Three months ended
	March 31,
	2015	2014
Cross-currency swaps	$39,688	$—
Foreign currency forward contract	(135)	—

Refer to Note 6—“Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative arrangements included in the consolidated balance sheets.

(6) Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts reported on the consolidated balance sheets for these items approximate fair market value due to their relative short-term nature.
The table below sets forth by level, within the fair value hierarchy, the fair value of the Company's derivative financial instruments that are measured on a recurring basis. The Company estimates the fair value of its derivative instruments using present value measurements based on the spot rate, forward option spreads and other relevant market conditions.

	March 31, 2015
	Level 1	Level 2	Level 3
Assets
Derivative assets:
Cross-currency swaps	$—	$55,821	$—

Liabilities
Other current liabilities:
Foreign currency forward contract	$—	$135	$—

	December 31, 2014
	Level 1	Level 2	Level 3
Assets
Derivative assets:
Cross-currency swaps	$—	$16,133	$—

The carrying amounts and estimated fair values of the Company’s long-term debt at March 31, 2015 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$57,650	$57,650
Term Loan due 2017	322,166	324,341
9.00% Senior Notes due 2017	56,000	52,640
9.50% Senior Notes due 2017	425,386	416,500
As the Revolving Loan Facility is a revolving credit agreement, the carrying amount approximates fair value. The estimated fair value of the Term Loan due 2017 is based on rates currently available for obligations with similar terms and maturities (Level 2 inputs). The estimated fair value of the 9.00% Senior Notes is based on a model that incorporates assumptions a market participant would use in pricing the liability (Level 3 inputs), and the estimated fair value of the 9.50% Senior Notes is based on current market rates in inactive markets (Level 2 inputs).

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(7) Restructuring Charges

As part of the Company's initiatives to manage costs in response to the challenges in the oil and gas end market, the Company reduced its production and administrative workforce during the first quarter of 2015. Restructuring charges related to employee termination and related benefits were recorded in Administrative expenses in the consolidated statement of operations. The accrual balance is included in Other current liabilities on the consolidated balance sheet.

A rollforward of this restructuring activity is set forth below:

Balance at December 31, 2014	$—
Restructuring charges incurred in 2015	672
Payments made in 2015	(274)
Balance at March 31, 2015	$398

(8) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. Additionally, for certain tax jurisdictions where a reliable estimate of year-to-date income tax expense or benefit cannot be made, the Company applied the actual effective tax rate to quarter-to-date income.
The effective income tax rate for the three months ended March 31, 2015 and 2014 was 65.0% and 107.0%, respectively. The Company's effective income tax rates differ from the applicable statutory tax rate primarily due to a valuation allowance on U.S. and Portuguese deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential.

(9) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. During the first quarters of 2015 and 2014, the Company paid an annual management fee of $3,112 and $3,042, respectively. This annual management fee is deferred as a prepaid and recognized ratably over the year as the services are provided. The Company recognized management fee expense of $778 and $761 during the three months ended March 31, 2015 and 2014, respectively, that was recorded in Administrative expenses in the consolidated statements of operations.
During the first quarters of 2015 and 2014, the Company had product sales of $282 and $306, respectively, to its Spanish joint venture, Lankhorst Euronete Espana SA. Also, the Company purchased $854 and $1,168 of product for the three months ended March 31, 2015 and 2014, respectively, from its Greek joint venture, Eurorope Performance Rope Producers SA.

(10) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. Insurance coverage is maintained for certain risks, such as product liability and workers’ compensation. The Company is not currently a party to any legal proceedings or other contingencies that it believes would have a material adverse effect on its financial position, results of operations, or cash flows.

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
(in thousands)
(unaudited)

(11) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's net sales by product line for the periods presented was as follows:

	Three months ended
	March 31,
	2015		2014
Product line net sales	($)	(%)	($)	(%)
Rope	$130,003	72%	$159,628	76%
Specialty wire	32,931	18%	33,108	16%
Engineered products	17,421	10%	17,766	8%
Total net sales	$180,355	100%	$210,502	100%

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$5,151	$30,975	$9,044	$—	$45,193
Restricted cash	—	—	542	528	—	1,070
Accounts receivable, net	—	37,723	65,115	23,711	—	126,549
Intercompany accounts receivable	29,191	65,236	57,658	23,959	(176,044)	—
Other receivables	—	57	5,289	5,236	—	10,582
Inventories, net	—	71,615	107,242	26,710	—	205,567
Current deferred income tax assets	—	1,384	1,781	112	—	3,277
Prepaid expenses and other current assets	—	3,933	5,188	1,211	—	10,332
Total current assets	$29,214	$185,099	$273,790	$90,511	$(176,044)	$402,570
Long-term intercompany notes receivable	—	458,837	17,860	108,060	(584,757)	—
Property, plant and equipment, net	—	52,350	201,884	39,407	—	293,641
Intangible assets, net	—	33,295	62,149	18,695	—	114,139
Goodwill	—	116,842	47,352	18,472	—	182,666
Investments in subsidiaries	5,989	—	153,493	7,860	(167,342)	—
Deferred financing fees, net	—	13,703	—	—	—	13,703
Non-current deferred income tax assets	—	—	1,086	—	—	1,086
Derivative assets	—	55,821	—	—	—	55,821
Other non-current assets	—	199	10,098	8	—	10,305
Total assets	$35,203	$916,146	$767,712	$283,013	$(928,143)	$1,073,931
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$18,021	$—	$—	$—	$18,021
Interest payable	—	17,354	63	40	(49)	17,408
Accounts payable	—	16,132	50,445	11,079	—	77,656
Accrued compensation and benefits	—	4,214	11,208	3,113	—	18,535
Intercompany accounts payable	1,674	82,898	80,281	11,327	(176,180)	—
Current deferred income tax liabilities	—	—	311	602	—	913
Other current liabilities	—	1,917	10,133	2,365	—	14,415
Total current liabilities	$1,674	$140,536	$152,441	$28,526	$(176,229)	$146,948

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	843,181	—	—	—	843,181
Long-term intercompany notes payable	6,700	—	552,029	26,008	(584,737)	—
Non-current deferred income tax liabilities	—	11,949	22,571	7,478	—	41,998
Other non-current liabilities	—	197	12,340	1,551	—	14,088
Total liabilities	$8,374	$995,863	$739,381	$63,563	$(760,966)	$1,046,215
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	26,829	(79,717)	31,063	215,831	(167,177)	26,829
Non-controlling interests	—	—	(2,732)	3,619	—	887
Total stockholders’ equity	$26,829	$(79,717)	$28,331	$219,450	$(167,177)	$27,716
Total liabilities and stockholders’ equity	$35,203	$916,146	$767,712	$283,013	$(928,143)	$1,073,931

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	December 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24	$4,178	$35,792	$18,201	$—	$58,195
Restricted cash	—	—	656	909	—	1,565
Accounts receivable, net	—	45,159	69,645	28,264	—	143,068
Intercompany accounts receivable	27,454	64,043	55,654	18,493	(165,644)	—
Other receivables	—	—	1,914	391	—	2,305
Inventories, net	—	71,924	122,025	31,126	—	225,075
Current deferred income tax assets	—	1,384	1,902	581	—	3,867
Prepaid expenses and other current assets	—	2,935	6,378	3,663	—	12,976
Total current assets	$27,478	$189,623	$293,966	$101,628	$(165,644)	$447,051
Long-term intercompany notes receivable	—	467,127	22,461	112,482	(602,070)	—
Property, plant and equipment, net	—	54,302	220,675	44,221	—	319,198
Intangible assets, net	—	34,052	70,186	21,340	—	125,578
Goodwill	—	116,842	50,906	21,177	—	188,925
Investment in subsidiaries	25,057	—	129,522	7,659	(162,238)	—
Deferred financing fees, net	—	15,425	—	—	—	15,425
Non-current deferred income tax assets	—	—	1,123	—	—	1,123
Derivative assets	—	16,133	—	—	—	16,133
Other non-current assets	—	207	11,202	9	—	11,418
Total assets	$52,535	$893,711	$800,041	$308,516	$(929,952)	$1,124,851
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$19,098	$6	$9	$—	$19,113
Interest payable	—	6,038	131	153	—	6,322
Accounts payable	—	23,830	62,158	12,926	—	98,914
Accrued compensation and benefits	—	5,009	10,558	3,550	—	19,117
Intercompany accounts payable	1,572	75,197	74,251	14,538	(165,558)	—
Current deferred income tax liabilities	—	—	311	—	—	311
Other current liabilities	—	2,927	12,940	4,306	—	20,173
Total current liabilities	$1,572	$132,099	$160,355	$35,482	$(165,558)	$163,950
Long-term debt, excluding current maturities	—	853,899	143	—	—	854,042

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term intercompany notes payable	6,700	—	564,740	30,610	(602,050)	—
Non-current deferred income tax liabilities	—	11,949	25,084	9,702	—	46,735
Other non-current liabilities	—	414	13,825	1,622	—	15,861
Total liabilities	$8,272	$998,361	$764,147	$77,416	$(767,608)	$1,080,588
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	44,234	(104,650)	39,399	227,591	(162,340)	44,234
Non-controlling interests	29	—	(3,505)	3,509	(4)	29
Total stockholders’ equity	$44,263	$(104,650)	$35,894	$231,100	$(162,344)	$44,263
Total liabilities and stockholders’ equity	$52,535	$893,711	$800,041	$308,516	$(929,952)	$1,124,851

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$57,967	$116,097	$34,104	$(27,813)	$180,355
Cost of sales	—	(47,322)	(90,963)	(28,440)	28,371	(138,354)
Gross profit	—	10,645	25,134	5,664	558	42,001
Other operating expenses:
Selling expenses	—	(3,049)	(3,906)	(2,820)	—	(9,775)
Administrative expenses	(191)	(12,103)	(4,470)	(1,207)	—	(17,971)
Amortization expense	—	(757)	(1,253)	(299)	—	(2,309)
Total other operating expenses	(191)	(15,909)	(9,629)	(4,326)	—	(30,055)
Operating income (loss)	(191)	(5,264)	15,505	1,338	558	11,946
Other income (expense):
Interest income (expense), net	(101)	(10,552)	(9,761)	1,426	—	(18,988)
Equity income (loss) from subsidiaries	(4,456)	—	23,971	201	(19,716)	—
Foreign currency exchange gains (losses), net	—	40,450	(52,590)	7,862	—	(4,278)
Other income (expense), net	—	(94)	(221)	6	—	(309)
Total other income (expense), net	(4,557)	29,804	(38,601)	9,495	(19,716)	(23,575)
Income (loss) before income taxes	(4,748)	24,540	(23,096)	10,833	(19,158)	(11,629)
Income tax benefit	—	41	3,240	4,280	—	7,561
Net income (loss)	(4,748)	24,581	(19,856)	15,113	(19,158)	(4,068)
Less: Net income (loss) attributable to non-controlling interests	—	—	805	(125)	—	680
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(4,748)	24,581	(20,661)	15,238	(19,158)	(4,748)
Comprehensive income (loss)	$(18,473)	$24,581	$(34,261)	$28,838	$(19,158)	$(18,473)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$72,224	$123,462	$39,529	$(24,713)	$210,502
Cost of sales	—	(55,854)	(95,474)	(30,634)	24,766	(157,196)
Gross profit	—	16,370	27,988	8,895	53	53,306
Other operating expenses:
Selling expenses	—	(2,921)	(4,990)	(3,090)	—	(11,001)
Administrative expenses	(144)	(12,433)	(6,832)	(1,181)	200	(20,390)
Amortization expense	—	(466)	(2,378)	(303)	—	(3,147)
Total other operating expenses	(144)	(15,820)	(14,200)	(4,574)	200	(34,538)
Operating income (loss)	(144)	550	13,788	4,321	253	18,768
Other income (expense):
Interest income (expense), net	(101)	(10,977)	(8,917)	137	—	(19,858)
Equity income (loss) from subsidiaries	(264)	—	(5,354)	439	5,179	—
Foreign currency exchange gains (losses), net	—	(21)	(228)	1,199	—	950
Other income (expense), net	—	(9)	735	29	—	755
Total other income (expense), net	(365)	(11,007)	(13,764)	1,804	5,179	(18,153)
Income (loss) before income taxes	(509)	(10,457)	24	6,125	5,432	615
Income tax expense	—	(24)	(607)	(175)	148	(658)
Net income (loss)	(509)	(10,481)	(583)	5,950	5,580	(43)
Less: Net income (loss) attributable to non-controlling interests	—	(346)	(5)	838	—	487
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(509)	(10,135)	(578)	5,112	5,580	(530)
Comprehensive income (loss)	$(3,137)	$(10,481)	$2,511	$—	$7,970	$(3,137)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1)	$6,015	$11,270	$(4,684)	$—	12,600
Cash flows from investing activities:
Capital expenditures	—	(2,061)	(6,471)	(680)	—	(9,212)
Repayments from intercompany loans	—	8,949	2,044	—	(10,993)	—
Net cash provided by (used in) investing activities	$—	$6,888	$(4,427)	$(680)	$(10,993)	$(9,212)
Cash flows from financing activities:
Principal payments on long-term debt	—	(830)	—	—	—	(830)
Borrowings under revolving credit agreement	—	21,550	—	—	—	21,550
Repayments under revolving credit agreement	—	(32,650)	—	—	—	(32,650)
Repayments of intercompany loans	—	—	(8,949)	(2,044)	10,993	—
Net cash used in financing activities	$—	$(11,930)	$(8,949)	$(2,044)	$10,993	$(11,930)
Effect of exchange rates on cash and cash equivalents	—	—	(2,711)	(1,749)	—	(4,460)
Increase (decrease) in cash and cash equivalents	$(1)	$973	$(4,817)	$(9,157)	$—	$(13,002)
Cash and cash equivalents, beginning of period	24	4,178	35,792	18,201	—	58,195
Cash and cash equivalents, end of period	$23	$5,151	$30,975	$9,044	$—	$45,193

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1)	$3,147	$22,887	$(10,383)	$—	$15,650
Cash flows from investing activities:
Capital expenditures	—	(1,048)	(1,441)	(711)	—	(3,200)
Repayments from intercompany loans	—	13,175	—	—	(13,175)	—
Net cash provided by (used in) investing activities	$—	$12,127	$(1,441)	$(711)	$(13,175)	$(3,200)
Cash flows from financing activities:
Principal payments on long-term debt	—	(838)	—	—	—	(838)
Borrowings under revolving credit agreement	—	33,400	—	—	—	33,400
Repayments under revolving credit agreement	—	(46,900)	—	—	—	(46,900)
Repayments of intercompany loans	—	—	(13,175)	—	13,175	—
Other financing activities	228	—	—	—	—	228
Net cash provided by (used in) financing activities	$228	$(14,338)	$(13,175)	$—	$13,175	$(14,110)
Effect of exchange rates on cash and cash equivalents	—	—	(37)	83	—	46
Increase (decrease) in cash and cash equivalents	$227	$936	$8,234	$(11,011)	$—	$(1,614)
Cash and cash equivalents, beginning of period	53	2,564	11,798	20,572	—	34,987
Cash and cash equivalents, end of period	$280	$3,500	$20,032	$9,561	$—	$33,373

(13) Subsequent Event
In April 2015, the Company announced its plan to relocate its corporate headquarters during the third quarter of 2015. The Company entered into a noncancelable, renewable operating lease agreement for the term of 10 years and 5 months, with a total aggregate commitment of approximately $6,700. As an incentive to relocate, the Kansas Department of Commerce offered the Company grants, which allow businesses adding jobs in Kansas to retain a significant amount of eligible employees' state payroll withholding taxes for a certain period of time. The Company will recognize income related to these grants as actual payroll withholding taxes are incurred for the respective period. The Company expects to incur costs in the range of $4,200 to $4,600 related to the early termination of its existing corporate headquarter lease, capitalizable leasehold improvements, and other relocation costs, such as moving expenses and professional fees.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. Such factors include, among others:

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

These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP Financial Measures used by other companies. These measures have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts. Also, in the respective sections of MD&A, we explain the ways in which management uses these Non-GAAP Financial Measures to evaluate our business and the reasons why management believes that these Non-GAAP Financial Measures provide useful information to investors.

First Quarter 2015 Executive Summary

We provide steel and synthetic rope, specialty wire and engineered products across multiple customers and geographies which results in significant diversification. The long-term sales growth and profitability of our product portfolio is dependent not only on increased demand in the end markets which we serve and the overall economic environment, but also on our ability to increase our existing market share and expand our presence geographically, continuously improve operational excellence, identify, consummate and integrate strategic acquisitions, and develop and market innovative new products.
For the first quarter of 2015, we reported sales of $180.4 million, a net loss of $4.1 million and Adjusted EBITDA of $27.3 million compared to sales of $210.5 million, a net loss of less than $0.1 million and Adjusted EBITDA of $36.5 million for the same period in 2014. For the definition of Adjusted EBITDA and a reconciliation to net loss, see the section titled "Adjusted EBITDA" below. Given our global operations, the strengthening of the U.S. dollar had a significant negative impact on our first quarter results and we expect the changes in foreign currency exchange rates to continue to add volatility going forward.  Approximately 70% of our first quarter sales were generated outside of the U.S. in currencies other than the U.S. dollar. The euro, Polish złoty, and Mexican peso all devalued between 13-22% compared to the previous year’s first quarter.  Given the translation of our international results into U.S. dollars, this devaluation unfavorably impacted our sales by $23.0 million and our Adjusted EBITDA by $4.1 million. Conversely, while the appreciation of the U.S. dollar has an immediate negative impact on our earnings, there is potential for leveraging a weakening currency as a competitive advantage. Given our scale and ability to serve a global market, when our non-U.S. manufactured products are imported by customers in countries that have not experienced a currency devaluation, the price of these produced goods have decreased.
Demand in most of our end markets is expected to remain relatively flat during the remainder of the fiscal year.  As a result of the weakening oil and gas end market, we have reduced our factory work force by approximately 32% full-time equivalent employees and performed work force reductions in several administrative departments.  Also, we took other cost containment measures, such as our procurement initiatives and other selling and administrative savings. Despite short-term challenges in some of our end markets, we continue to believe that our targeted strategies, including acquisitions, geographic expansion, market share gains and new product development, will provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, the Mexican peso and the Polish złoty. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three months ended March 31,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Net sales	$180,355	$210,502	$(30,147)	(14.3)%
Gross profit	42,001	53,306	(11,305)	(21.2)%
Other operating expenses	(30,055)	(34,538)	4,483	(13.0)%
Other expense, net	(23,575)	(18,153)	(5,422)	29.9%
Income tax benefit (expense)	7,561	(658)	8,219	NM
Net loss	$(4,068)	$(43)	$(4,025)	NM
Gross profit as % of net sales	23.3%	25.3%
Other operating expenses as % of net sales	16.7%	16.4%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $30.1 million, or 14.3%, for the three months ended March 31, 2015 as compared to the same period in 2014. Foreign currency exchange rate fluctuations contributed to $23.0 million of the decrease due to the depreciation of the euro, the Mexican peso and the Polish złoty when comparing the average exchange rates for the three months ended March 31, 2015 to the average exchange rates for the three months ended March 31, 2014.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $13.8 million primarily due to decreased sales in the oil and gas and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $9.6 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count for the first quarter of 2015 was 1,664 compared to 2,248 in the first quarter of 2014, a 26.0% decline, and the rig count continued to decrease to 1,132 at March 31, 2015. The decrease of onshore oil and gas sales was partially offset by increases in offshore oil projects of $5.0 million. Sales to our industrial and infrastructure end market decreased $6.8 million primarily due to softening economic conditions in China, Brazil and Australia. Rope sales represented 72% of our total consolidated net sales for the three months ended March 31, 2015 compared to 76% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales increased $3.9 million for the three months ended March 31, 2015 compared to the same period last year primarily due to increased activity in the Mexican construction sector. Specialty wire sales represented 18% of our total consolidated net sales for the three months ended March 31, 2015 compared to 16% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales increased $2.7 million for the three months ended March 31, 2015 compared to the same period last year primarily driven by an increase in offshore projects and further product innovation. Engineered product sales represented 10% of our total consolidated net sales for the three months ended March 31, 2015 compared to 8% for the same period in 2014.

Gross profit
Gross profit decreased $11.3 million for the three months ended March 31, 2015 compared to the same period in 2014, and gross profit as a percentage of sales (“gross margin”) decreased from 25.3% for the three months ended March 31, 2014 to 23.3% for the three months ended March 31, 2015. The decline in gross profit was directly related to the decline in sales and the lower gross margin was primarily due to product mix. We saw volume growth in select specialty wire and engineered products categories, which generate lower margin than the products in the rope portfolio and conversely, saw volume declines in onshore oil and gas products, which generate some of the Company's highest margins.

Other operating expenses

	Three months ended March 31,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Selling expenses	$(9,775)	$(11,001)	$1,226	(11.1)%
Administrative expenses	(17,971)	(20,390)	2,419	(11.9)%
Amortization expense	(2,309)	(3,147)	838	(26.6)%
Other operating expenses	$(30,055)	$(34,538)	$4,483	(13.0)%
Other operating expenses decreased $4.5 million, or 13.0%, for the three months ended March 31, 2015 compared to the same period in 2014. Total other operating expenses as a percentage of net sales increased slightly from 16.4% for the first quarter of 2014 to 16.7% for the first quarter of 2015.
Selling expenses decreased $1.2 million, or 11.1%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to foreign currency exchange rate fluctuations, which accounted for $1.3 million of the change.
Administrative expenses decreased $2.4 million, or 11.9%, for the three months ended March 31, 2015 compared to the same period in 2014. Foreign currency exchange rate fluctuations accounted for $1.4 million of the decrease. The remaining decrease was related to lower incentive compensation, less reorganization and restructuring charges and no impairment charge in the current period. Due to the decline in Adjusted EBITDA, incentive compensation was $0.4 million lower in the first quarter of 2015 compared to the first quarter of 2014. Also, we incurred $0.2 million less reorganization and restructuring charges than the same period in prior year, even after considering the current period production and administrative workforce reductions. During the first quarter of 2014, we incurred a non-cash impairment charge of $0.6 million related to an office building that was abandoned. Partially offsetting these decreases, share-based compensation was $0.2 million higher due to stock option awards granted in the second quarter of 2014.

Other expense, net

	Three months ended March 31,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Interest expense, net	$(18,988)	$(19,858)	$870	(4.4)%
Foreign currency exchange gains (losses), net	(4,278)	950	(5,228)	(550.3)%
Other income (expense), net	(309)	755	(1,064)	(140.9)%
Total other expense, net	$(23,575)	$(18,153)	$(5,422)	29.9%
Total other expense increased by $5.4 million, or 29.9%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase was primarily due to unrealized foreign currency exchange losses on our intercompany loans denominated in U.S. dollars primarily related to the depreciation of the euro and the Polish złoty. For the three months ended March 31, 2015, foreign currency exchange losses were $4.3 million compared to foreign currency exchange gains of $1.0 million for the same period in 2014. At March 31, 2015 and 2014, we had intercompany loans that required remeasurement in the aggregate amounts of $400.9 million and $456.7 million, respectively. The U.S. dollar to euro exchange rate at December 31, 2014 was $1.00 to €0.8237 compared to $1.00 to €0.9295 at March 31, 2015. The U.S. dollar to the Polish złoty exchange rate at December 31, 2014 was $1.00 to zł3.5196 compared to $1.00 to zł3.7972 at March 31, 2015. These losses were partially offset by a $39.7 million unrealized gain on the fair value marked-to-market adjustment on cross-currency swaps with a notional value of $300.0 million. Foreign currency exchange rates did not change materially from December 31, 2013 to March 31, 2014.

Income tax expense/benefit
For the three months ended March 31, 2015, we recorded an income tax benefit of $7.6 million compared to income tax expense of $0.7 million for the three months ended March 31, 2014. The resulting effective tax rate for the first quarter of 2015 and 2014 was 65.0% and 107.0%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to a valuation allowance on U.S. and Portuguese deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential.

Adjusted EBITDA
Adjusted EBITDA is a Non-GAAP Financial Measure, defined in the indenture governing the 9.50% Senior Notes, as net income (loss) plus, without duplication: interest expense, income tax expense (benefit), depreciation and amortization, as further adjusted by (i) all fees and costs incurred in connection with any merger, consolidation, acquisition or offering of debt or equity securities, (ii) realized and unrealized gains (losses) resulting from foreign currency transactions, (iii) payments of advisory fees pursuant to the Management Fee Letter with Paine & Partners, LLC, (iv) all amounts deducted in arriving at net income (loss) in respect of severance packages payable in connection with the termination of any officer, director or employee, (v) business optimization expenses and other reorganization or restructuring charges, reserves or expenses (which, for the avoidance of doubt, will include, without limitation, the effect of inventory optimization programs, plant closures, facility consolidations, retention, system establishment costs, contract termination costs, future lease commitments and excess pension charges), (vi) other expenses, such as share-based compensation expense and income (loss) on our investments in joint ventures, and (vii) non-cash items, other than the accrual of revenue in the ordinary course of business.
We use this Non-GAAP Financial Measure internally to evaluate our performance, allocate resources, calculate debt covenant ratios and for incentive compensation purposes. We believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations and is useful for peer comparisons.
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net loss (GAAP)	$(4,068)	$(43)
Plus:
Interest expense, net	18,988	19,858
Income tax expense (benefit)	(7,561)	658
Depreciation and amortization	11,375	13,035
Foreign currency exchange losses (gains), net	4,278	(950)
Share-based compensation	1,926	1,762
Other expense (income), net	309	(755)
Acquisition costs	—	12
Advisory fees	984	952
Reorganization and restructuring charges	759	987
Non-cash impairment of assets	—	598
Other adjustments	352	356
Adjusted EBITDA (Non-GAAP)	$27,342	$36,470

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to fund working capital and capital expenditures, support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials. Based on our current assessment of our operating plan, we believe that our cash and cash equivalents balance, cash flow from operations, and availability under our Revolving Loan Facility will be adequate to fund anticipated operating, capital and debt service requirements and other commitments over the next twelve months.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $131.5 million at March 31, 2015 compared to $133.5 million at December 31, 2014. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements.

We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $45.2 million at March 31, 2015, cash and cash equivalents held by our foreign subsidiaries were $39.7 million, of which $6.9 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro and can be readily converted to U.S. dollars. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries, and our current plans do not require repatriation of these earnings.

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. During these challenging market conditions, we continue to monitor working capital and our cash conversion cycle. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable, decreased from $269.2 million at December 31, 2014 to $254.5 million at March 31, 2015. Working Capital, which includes more current assets and liabilities, decreased from $283.1 million at December 31, 2014 to $255.6 million at March 31, 2015. The decrease in Adjusted Working Capital and Working Capital was primarily due to foreign currency exchange rate fluctuations. During this downturn in certain end markets, we are trying to manage inventory levels in line with the demand. Also, we saw declines in accounts receivable and accounts payable related to the reduced demand in certain key end markets of our business. Our days sales outstanding increased from 61 days at December 31, 2014 to 63 days at March 31, 2015 due to supporting customers in our challenging end markets with longer terms. Adjusted Working Capital as a percentage of annualized first quarter sales was 35.3% for the first quarter of 2015 compared to 33.2% for the fourth quarter of 2014 with a cash conversion cycle of 146 days and 136 days for the respective periods. We use Adjusted Working Capital to monitor our liquidity and believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments.

The following is a reconciliation of Adjusted Working Capital to working capital:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts receivable, net	$126,549	$143,068
Inventories, net	205,567	225,075
Accounts payable	(77,656)	(98,914)
Adjusted Working Capital (Non-GAAP)	254,460	269,229
Plus: All other current assets	70,454	78,908
Less: All other current liabilities	(69,292)	(65,036)
Working capital (GAAP)	$255,622	$283,101

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
	(in thousands)
Cash flows provided by (used in)
Operating activities	$12,600	$15,650
Investing activities	(9,212)	(3,200)
Financing activities	(11,930)	(14,110)
Effect of exchange rates on cash and cash equivalents	(4,460)	46
Decrease in cash and cash equivalents	(13,002)	(1,614)
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$45,193	$33,373

Cash from Operating Activities
Cash flows from operating activities decreased in the three months ended March 31, 2015 over the prior period primarily due to less cash earnings related to business performance. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Three months ended March 31,
	2015	2014
	(in thousands)
Capital expenditures	$(9,212)	$(3,200)
Net cash used in investing activities	$(9,212)	$(3,200)
As of March 31, 2015, we have committed to spend $4.4 million on capital expenditures for the remainder of 2015. In addition to this amount, we have discretionary capital investments that we plan to make that we believe would generate an immediate return. Our investment in capital expenditures was low in 2014 primarily due to getting a late start on key projects.

Cash from Financing Activities

	Three months ended March 31,
	2015	2014
	(in thousands)
Principal payments on long-term debt	$(830)	$(838)
Net repayments under revolving credit agreement	(11,100)	(13,500)
Other financing activities	—	228
Net cash used in financing activities	$(11,930)	$(14,110)
During the three months ended March 31, 2015, we paid down our long-term debt $11.9 million. During the second quarter, we are required to pay $14.7 million on our Term Loan due 2017 related to the annual excess cash flow payment required pursuant to the Credit Agreement and proceeds from the Inventory Optimization Program. The Inventory Optimization Program was designed to generate cash in the short-term instead of holding certain inventory for longer periods of time and to create efficiencies from a physical material movement perspective at our manufacturing and distribution facilities.

Long-term Debt
For a detailed discussion of our long-term debt, see Note 7—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2014.
At March 31, 2015, our total debt, including capital leases, was $863.2 million compared to Net Debt of $817.0 million, with the difference being cash currently and eventually available to pay down our outstanding debt. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. Total debt decreased $13.4 million from year-end due to repayments on our revolver, routine principal payments and passage of time with our capital lease contracts. Net Debt slightly increased because the decrease in our cash and cash equivalents balance was greater than the reduction in total debt. Our Net Leverage ratio, Net Debt to the last twelve months of Adjusted EBITDA, increased to 5.76x at March 31, 2015, compared to 5.42x at December 31, 2014, due to the decline in Adjusted EBITDA. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt.
The following is a reconciliation of total debt to Net Debt:

	March 31, 2015	December 31, 2014
	(in thousands)
Borrowings under Revolving Loan Facility	$57,650	$68,750
Term Loan due 2017	323,532	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Capital lease obligations	1,050	2,328
Total debt at face value plus capital lease obligations (GAAP)	863,232	876,597
Less: Cash and cash equivalents	(45,193)	(58,195)
Less: Restricted cash	(1,070)	(1,565)
Net Debt (Non-GAAP)	$816,969	$816,837

Free Cash Flow
We generated cash flow from operations of $12.6 million compared to a consumption of $(0.1) million in Free Cash Flow during the three months ended March 31, 2015. Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Our Free Cash Flow is lower than cash flow from operations primarily due to capital expenditures.
We believe that the Free Cash Flow measure is meaningful to investors because it represents the cash flow we have available to pay down debt and/or invest for future growth. We use Free Cash Flow internally for incentive compensation purposes. It is important to note that Free Cash Flow does not represent the residual cash flow available for discretionary expenditures since other non-discretionary expenditures, such as mandatory debt service requirements, are not deducted from the measure. Free Cash Flow is also equivalent to the change in Net Debt.
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities (GAAP)	$12,600	$15,650
Less: capital expenditures	(9,212)	(3,200)
Effect of exchange rates on cash and cash equivalents	(4,460)	46
Other items	940	(187)
Free Cash Flow (Non-GAAP)	$(132)	$12,309

Contractual Obligations and Commitments
As of March 31, 2015, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2014.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from the disclosure in our annual report on Form 10-K for the year ended December 31, 2014. We also periodically maintain standby letters of credit for purchase of inventory, contract performance on certain sales contracts and other guarantees of our performance.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies since year-end.

Recently Issued Accounting Standards
Refer to Note 1—“Interim Financial Statement Presentation” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report for recently issued accounting standards.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Other than as described below, there was no material change from the information included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on Form 10-K for the year ended December 31, 2014.

Foreign Currency Exchange Rate Risk. The volatility in foreign currency exchange rates resulted in significant unrealized foreign currency exchange losses of $43.3 million on intercompany loans denominated in U.S. dollars. At March 31, 2015, we had intercompany loans that required remeasurement in the aggregate amount of $400.9 million, of which $291.7 million were with a subsidiary whose functional currency is the euro. The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the exchange rates of the U.S. dollar to the euro, the Polish złoty and the Mexican peso are shown in the following table:

	Three months ended March 31,
	2015
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to hypothetical 10% rate movement:
U.S. dollar to euro	$(73,475)	$2,773
U.S. dollar to Polish złoty	(16,687)	2,431
U.S. dollar to Mexican peso	(856)	424
At times, we have partially hedged foreign currency exchange rate volatility through the use of derivative instruments. During 2014, we entered into cross-currency swaps with an aggregate notional value of $300.0 million to hedge exposures to foreign currency exchange rate risk. Among other things, the table below includes the potential change in fair value of these instruments related to a hypothetical 10% change in the foreign currency exchange rates. Refer to Note 5—“Derivative Financial Instruments” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report for further information on these cross-currency swap contracts.

Cross-currency swaps:
Unrealized gain for the three months ended March 31, 2015	$39,688
Fair value at March 31, 2015	55,821
Change in fair value due to hypothetical 10% foreign currency exchange rate movement	30,262

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
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at March 31, 2015. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 10—“Contingencies” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report.

Item 1A.Risk Factors
There have been no material changes in our Risk Factors from those disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1	Employee Bonus Plan (incorporated by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K (File No. 333-174896), filed on March 3, 2015).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	May 14, 2015	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)