Form 10-Q
period 2015-06-30
WireCo WorldGroup Inc.
filed 2015-08-13
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-174896

WireCo WorldGroup Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0061302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2400 West 75th Street Prairie Village, Kansas	66208
(Address of registrant's executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of August 1, 2015 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended June 30, 2015

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	June 30, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$38,044	$58,195
Restricted cash	1,633	1,565
Accounts receivable, less allowance for doubtful accounts of $2,114 and $2,223, at June 30, 2015 and December 31, 2014, respectively	131,707	143,068
Other receivables	4,979	2,305
Inventories, net	202,889	225,075
Current deferred income tax assets	3,279	3,867
Prepaid expenses and other current assets	9,776	12,976
Total current assets	$392,307	$447,051
Property, plant and equipment, less accumulated depreciation of $187,543 and $181,728, at June 30, 2015 and December 31, 2014, respectively	298,351	319,198
Intangible assets, net	113,627	125,578
Goodwill	184,281	188,925
Deferred financing fees, net	12,918	15,425
Non-current deferred income tax assets	844	1,123
Derivative assets	43,101	16,133
Other non-current assets	10,185	11,418
Total assets	$1,055,614	$1,124,851
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,318	$19,113
Interest payable	6,201	6,322
Accounts payable	76,182	98,914
Accrued compensation and benefits	20,898	19,117
Current deferred income tax liabilities	937	311
Other current liabilities	21,607	20,173
Total current liabilities	$129,143	$163,950
Long-term debt, excluding current maturities	860,467	854,042
Non-current deferred income tax liabilities	42,719	46,735
Other non-current liabilities	16,624	15,861
Total liabilities	$1,048,953	$1,080,588
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,005,205 shares issued and outstanding, respectively at June 30, 2015 and December 31, 2014	$21	$21
Additional paid-in capital	236,735	232,883
Accumulated other comprehensive loss	(67,028)	(48,579)
Accumulated deficit	(147,543)	(125,626)
Treasury stock, at cost. 49,169 shares at June 30, 2015 and December 31, 2014	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$7,720	$44,234
Non-controlling interests	(1,059)	29
Total stockholders’ equity	$6,661	$44,263
Total liabilities and stockholders’ equity	$1,055,614	$1,124,851
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$173,814	$226,507	$354,170	$437,009
Cost of sales	(133,032)	(166,350)	(271,387)	(323,546)
Gross profit	40,782	60,157	82,783	113,463
Other operating expenses:
Selling expenses	(9,912)	(11,540)	(19,687)	(22,541)
Administrative expenses	(17,786)	(21,082)	(35,758)	(41,472)
Amortization expense	(2,174)	(2,591)	(4,483)	(5,739)
Total other operating expenses	(29,872)	(35,213)	(59,928)	(69,752)
Operating income	10,910	24,944	22,855	43,711
Other income (expense):
Interest expense, net	(16,637)	(20,116)	(35,625)	(39,974)
Foreign currency exchange losses, net	(5,740)	(4,045)	(10,017)	(3,094)
Other income (expense), net	80	(176)	(228)	578
Total other expense, net	(22,297)	(24,337)	(45,870)	(42,490)
Income (loss) before income taxes	(11,387)	607	(23,015)	1,221
Income tax benefit (expense)	(6,709)	(2,704)	852	(3,363)
Net loss	(18,096)	(2,097)	(22,163)	(2,142)
Less: Net income (loss) attributable to non-controlling interests	(926)	(73)	(246)	414
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(17,170)	$(2,024)	$(21,917)	$(2,556)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(18,096)	$(2,097)	$(22,163)	$(2,142)
Other comprehensive loss:
Foreign currency translation loss	(4,886)	(1,212)	(19,291)	(4,306)
Comprehensive loss	(22,982)	(3,309)	(41,454)	(6,448)
Less: Comprehensive loss attributable to non-controlling interests	(1,946)	(179)	(1,088)	(590)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(21,036)	$(3,130)	$(40,366)	$(5,858)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,163)	$(2,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,514	25,948
Amortization of debt issuance costs, discounts and premium	3,836	4,177
Share-based compensation	3,852	3,570
Unrealized gain on derivative instruments, net	(23,649)	—
Unrealized foreign currency exchange losses, net	31,002	2,559
Provision for deferred income taxes	(30)	(1,364)
Other adjustments	(131)	(314)
Changes in assets and liabilities:
Accounts receivable	4,319	(9,814)
Inventories	11,153	(20,175)
Prepaid expenses and other assets	(2,465)	241
Interest payable	(103)	(117)
Accounts payable	(19,781)	18,620
Other accrued liabilities	3,350	4,533
Net cash provided by operating activities	$11,704	$25,722
Cash flows from investing activities:
Capital expenditures	(17,462)	(9,624)
Acquisition of business	—	(4,573)
Net cash used in investing activities	$(17,462)	$(14,197)
Cash flows from financing activities:
Principal payments on long-term debt	(16,324)	(4,792)
Debt issuance costs paid	(1,067)	—
Borrowings under revolving credit agreement	47,400	87,000
Repayments under revolving credit agreement	(40,550)	(91,750)
Other financing activities	—	(39)
Net cash used in financing activities	$(10,541)	$(9,581)
Effect of exchange rates on cash and cash equivalents	(3,852)	72
Decrease in cash and cash equivalents	$(20,151)	$2,016
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$38,044	$37,003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$33,865	$35,541
Cash paid for income taxes, net of refunds	3,384	5,616
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands)
(unaudited)

(1) Interim Financial Statement Presentation
The financial information included in this quarterly report on Form 10-Q are those of WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest (collectively, the “Company”). The accompanying unaudited interim consolidated financial statements included herein have been prepared in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments, which are of a normal and recurring nature necessary for a fair presentation of the results for the periods presented, have been reflected.
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP. As a result of a deferral of the effective date enacted in July 2015, the new standard would be effective for public entities on January 1, 2018. ASU 2014-09 allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect of ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest to reduce complexity in accounting standards and make the presentation of debt issuance costs consistent with the presentation of debt discounts. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and there will be no effect on the income statement. This ASU requires retrospective adoption and is effective for the Company during the first quarter of 2016, with early adoption permitted. Upon adoption, the Company will present its remaining unamortized debt issuance costs as a direct deduction from the carrying amount of the related debt liability.

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	June 30, 2015	December 31, 2014
Raw materials, net	$77,094	$86,669
Work in process, net	10,548	10,487
Finished goods, net	115,247	127,919
Inventories, net	$202,889	$225,075

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$120,155	$(88,857)	$31,298	$124,856	$(87,406)	$37,450
Patented and unpatented technology	21,654	(10,898)	10,756	22,216	(10,539)	11,677
Other	6,293	(6,293)	—	6,505	(6,505)	—
Total finite-lived intangible assets	$148,102	$(106,048)	$42,054	$153,577	$(104,450)	$49,127

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of June 30, 2015 was as follows:

Remainder of 2015	$4,456
2016	8,773
2017	7,162
2018	3,516
2019	3,277
Thereafter	14,870
Total	$42,054

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of June 30, 2015 and December 31, 2014 were $71,573 and $76,451, respectively.

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2014	$188,925
Foreign currency translation	(4,644)
June 30, 2015	$184,281

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	June 30, 2015	December 31, 2014
Borrowings under Revolving Loan Facility	$75,600	$68,750
Term Loan due 2017	308,038	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Total debt at face value	864,638	874,269
Less: Unamortized discount, net	(853)	(1,114)
Less: Current maturities of long-term debt	(3,318)	(19,113)
Total long-term debt	$860,467	$854,042

For a detailed discussion of the Company's borrowings, see Note 7—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2014.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of June 30, 2015, availability under the Revolving Loan Facility was $67,735. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $1,665 at June 30, 2015. The variable interest rate on the Revolving Loan Facility and Term Loan due 2017 at June 30, 2015 was 4.96% and 6.00%, respectively.
On June 24, 2015, the Company entered into a third amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Interest Coverage Ratio financial covenant for fiscal quarters ending June 30, 2015 and thereafter from a range of 1.75x to 2.00x to a fixed ratio covenant of 1.50x and (ii) reduce incremental capacity to the greater of (a) $75,000 and (b) 2.25:1.00 Senior Secured Leverage from the greater of (a) $125,000 and (b) 2.75:1.00 Senior Secured Leverage. During the second quarter of 2015, the Company paid $1,067 in debt issuance costs in connection with this Amendment that are being amortized to interest expense over the term of the debt instrument. Costs to third-parties of $590 were expensed and recorded in Administrative expenses in the consolidated statements of operations.

Interest expense, net
Net interest expense consists of:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest on long-term debt	$14,570	$18,070	$31,685	$36,114
Amortization of debt issuance costs, discounts and premium	1,980	2,099	3,836	4,177
Capitalized interest	(60)	(123)	(123)	(370)
Other	147	70	227	53
Interest expense, net	$16,637	$20,116	$35,625	$39,974

(5) Derivative Financial Instruments
During September 2014, the Company entered into cross-currency swaps with three counterparties to economically hedge exposures to foreign currency exchange risk related to its global operations. The cross-currency swaps notional value is $300,000, at a weighted average foreign currency exchange rate of $1.00 to €0.7820, and matures in February 2017. In accordance with the cross-currency swap agreements, on a semi-annual basis, the Company pays interest on €234,597 at a

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

weighted average fixed rate of 8.79% and receives interest on $300,000 based on a fixed rate of 9.50%, which is included in Interest expense, net within the consolidated statements of operations. The Company incurred one semi-annual settlement with each of its counterparties which resulted in a net reduction in Interest expense, net of $2,664 for both the three and six months ended June 30, 2015.
During June 2015, the Company entered into a cross-currency swap with a counterparty to economically hedge exposures to foreign currency exchange risk related to its global operations. The cross-currency swap notional value is $125,000, at a foreign currency exchange rate of $1.00 to €0.9125, and matures in February 2017. In accordance with the cross-currency swap agreement, on a quarterly basis, the Company pays interest on €114,062 euros at a fixed rate of 8.94% and receives interest on $125,000 based on a fixed rate of 9.50%, which is included in Interest expense, net within the consolidated statements of operations.
In March 2015, the Company entered into a foreign currency forward contract to mitigate the exchange rate risk associated with fluctuations of the U.S. dollar to euro on internal cash movements associated with its global operations. Pursuant to the contract, the Company received a notional value of $3,093 at a foreign currency exchange rate of $1.00 to €0.9700 on the settlement date of May 13, 2015. Upon cash settlement, the Company realized a $253 foreign currency exchange loss, which is included in Foreign currency exchange gains (losses) within the consolidated statements of operations.
The Company's derivative financial instruments do not qualify for hedge accounting treatment and accordingly, changes in fair value are recorded in Foreign currency exchange gains (losses) within the consolidated statements of operations. The Company recognized an unrealized loss of $16,039 during the three months ended June 30, 2015 and an unrealized gain of $23,649 during the six months ended June 30, 2015 that were recorded in Foreign currency exchange gains (losses) in the consolidated statements of operations.
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

		June 30, 2015
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Derivative assets	$—	$43,101	$—
Cross-currency swap	Other non-current liabilities	$—	$3,319	$—

December 31, 2014
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Derivative assets	$—	$16,133	$—
Cross-currency swap	Other non-current liabilities	$—	$—	$—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt at June 30, 2015 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$75,600	$75,600
Term Loan due 2017	306,842	308,808
9.00% Senior Notes due 2017	56,000	53,200
9.50% Senior Notes due 2017	425,343	399,500
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

(7) Restructuring Charges

As part of the Company's initiatives to manage costs in response to the challenges in certain end markets, the Company reduced its production and administrative workforce during 2015. Restructuring charges related to employee termination and related benefits were recorded in Administrative expenses in the consolidated statement of operations. The accrual balance is included in Other current liabilities on the consolidated balance sheet.
A rollforward of this restructuring activity is set forth below:

Balance at December 31, 2014	$—
Restructuring charges incurred in 2015	1,510
Payments made in 2015	(739)
Balance at June 30, 2015	$771

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
The effective income tax rate for the three months ended June 30, 2015 and 2014 was (58.9)% and 445.5%, respectively. The effective income tax rate for the six months ended June 30, 2015 and 2014 was 3.7% and 275.4%, respectively. The Company's effective income tax rates differ from the applicable statutory tax rate primarily due to valuation allowances on U.S. and Portuguese deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential. Included in the second quarter tax expense was $2,088 of expense for a valuation allowance on certain Polish deferred tax assets related to 2014.

(9) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. During the first quarters of 2015 and 2014, the Company paid an annual management fee of $3,112 and $3,042, respectively. This annual management fee is deferred as a prepaid and recognized ratably over the year as the services are provided. The Company recognized management fee expense of $778 and $761 during the three months ended June 30, 2015 and 2014, respectively, and $1,556 and $1,521 during the six months ended June 30, 2015 and 2014, respectively, that was recorded in Administrative expenses in the consolidated statements of operations.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

During the three months ended June 30, 2015 and 2014, the Company had product sales of $163 and $139, and during the six months ended June 30, 2015 and 2014, the Company had product sales of $445 and $445, respectively, to its Spanish joint venture, Lankhorst Euronete Espana SA. The Company purchased $471 and $1,355 of product for the three months ended June 30, 2015 and 2014, and purchased $1,324 and $2,523 of product for the six months ended June 30, 2015 and 2014, respectively, from its Greek joint venture, Eurorope Performance Rope Producers SA.

(10) Commitments and Contingencies
In April 2015, the Company announced its plan to relocate its corporate headquarters during the third quarter of 2015. The Company entered into a noncancelable, renewable operating lease agreement for the term of 10 years and 5 months, with a total aggregate commitment of approximately $6,700. As an incentive to relocate, the Kansas Department of Commerce offered the Company grants, which allow businesses adding jobs in Kansas to retain a significant amount of eligible employees' state payroll withholding taxes for a period of 10 years. The Company will recognize income related to these grants as actual payroll withholding taxes are incurred for the respective period.
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

(11) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's net sales by product line for the periods presented was as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2015		2014		2015		2014
Product line net sales	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Rope	$126,460	73%	$161,915	72%	$256,464	72%	$321,543	74%
Specialty wire	30,916	18%	35,459	16%	63,847	18%	68,567	16%
Engineered products	16,438	9%	29,133	12%	33,859	10%	46,899	10%
Total net sales	$173,814	100%	$226,507	100%	$354,170	100%	$437,009	100%

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24	$4,933	$25,812	$7,275	$—	$38,044
Restricted cash	—	—	529	1,104	—	1,633
Accounts receivable, net	—	30,555	74,856	26,296	—	131,707
Intercompany accounts receivable	30,924	69,709	59,821	23,687	(184,141)	—
Other receivables	—	91	3,275	1,613	—	4,979
Inventories, net	—	68,705	104,592	29,592	—	202,889
Current deferred income tax assets	—	1,385	1,778	116	—	3,279
Prepaid expenses and other current assets	—	2,679	5,636	1,461	—	9,776
Total current assets	$30,948	$178,057	$276,299	$91,144	$(184,141)	$392,307
Long-term intercompany notes receivable	—	457,501	18,574	109,474	(585,549)	—
Property, plant and equipment, net	—	52,284	203,739	42,328	—	298,351
Intangible assets, net	—	32,537	61,914	19,176	—	113,627
Goodwill	—	116,842	48,202	19,237	—	184,281
Investments in subsidiaries	(14,523)	—	131,533	8,325	(125,335)	—
Deferred financing fees, net	—	12,918	—	—	—	12,918
Non-current deferred income tax assets	—	—	844	—	—	844
Derivative assets	—	43,101	—	—	—	43,101
Other non-current assets	—	252	9,925	8	—	10,185
Total assets	$16,425	$893,492	$751,030	$289,692	$(895,025)	$1,055,614
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,318	$—	$—	$—	$3,318
Interest payable	—	6,140	41	20	—	6,201
Accounts payable	—	14,108	48,691	13,383	—	76,182
Accrued compensation and benefits	—	5,036	12,752	3,110	—	20,898
Intercompany accounts payable	1,775	92,793	77,699	11,843	(184,110)	—
Current deferred income tax liabilities	—	—	311	626	—	937
Other current liabilities	230	2,147	16,583	2,647	—	21,607
Total current liabilities	$2,005	$123,542	$156,077	$31,629	$(184,110)	$129,143

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	860,467	—	—	—	860,467
Long-term intercompany notes payable	6,700	—	550,107	28,723	(585,530)	—
Non-current deferred income tax liabilities	—	11,950	22,982	7,787	—	42,719
Other non-current liabilities	—	3,479	11,810	1,335	—	16,624
Total liabilities	$8,705	$999,438	$740,976	$69,474	$(769,640)	$1,048,953
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	7,720	(105,946)	13,639	217,692	(125,385)	7,720
Non-controlling interests	—	—	(3,585)	2,526	—	(1,059)
Total stockholders’ equity	$7,720	$(105,946)	$10,054	$220,218	$(125,385)	$6,661
Total liabilities and stockholders’ equity	$16,425	$893,492	$751,030	$289,692	$(895,025)	$1,055,614

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$48,695	$109,690	$37,957	$(22,528)	$173,814
Cost of sales	—	(38,041)	(88,029)	(28,848)	21,886	(133,032)
Gross profit	—	10,654	21,661	9,109	(642)	40,782
Other operating expenses:
Selling expenses	—	(2,874)	(4,244)	(2,794)	—	(9,912)
Administrative expenses	(421)	(7,714)	(8,258)	(1,393)	—	(17,786)
Amortization expense	—	(757)	(1,128)	(289)	—	(2,174)
Total other operating expenses	(421)	(11,345)	(13,630)	(4,476)	—	(29,872)
Operating income (loss)	(421)	(691)	8,031	4,633	(642)	10,910
Other income (expense):
Interest income (expense), net	(102)	(8,183)	(9,819)	1,467	—	(16,637)
Equity income (loss) from subsidiaries	(16,647)	—	(21,959)	465	38,141	—
Foreign currency exchange gains (losses), net	—	(16,501)	15,907	(5,146)	—	(5,740)
Other income (expense), net	—	(34)	112	2	—	80
Total other expense, net	(16,749)	(24,718)	(15,759)	(3,212)	38,141	(22,297)
Income (loss) before income taxes	(17,170)	(25,409)	(7,728)	1,421	37,499	(11,387)
Income tax expense	—	(171)	(4,295)	(2,243)	—	(6,709)
Net loss	(17,170)	(25,580)	(12,023)	(822)	37,499	(18,096)
Less: Net loss attributable to non-controlling interests	—	—	(853)	(73)	—	(926)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	(17,170)	(25,580)	(11,170)	(749)	37,499	(17,170)
Comprehensive income (loss)	$(22,982)	$(25,580)	$(16,909)	$4,990	$37,499	$(22,982)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$74,769	$130,732	$54,887	$(33,881)	$226,507
Cost of sales	—	(57,626)	(102,613)	(40,525)	34,414	(166,350)
Gross profit	—	17,143	28,119	14,362	533	60,157
Other operating expenses:
Selling expenses	—	(2,993)	(5,361)	(3,186)	—	(11,540)
Administrative expenses	(153)	(12,571)	(6,806)	(1,102)	(450)	(21,082)
Amortization expense	—	(757)	(1,564)	(270)	—	(2,591)
Total other operating expenses	(153)	(16,321)	(13,731)	(4,558)	(450)	(35,213)
Operating income (loss)	(153)	822	14,388	9,804	83	24,944
Other income (expense):
Interest income (expense), net	(102)	(11,172)	(8,871)	29	—	(20,116)
Equity income (loss) from subsidiaries	(1,769)	—	(2,506)	842	3,433	—
Foreign currency exchange gains (losses), net	—	123	(3,274)	(894)	—	(4,045)
Other income (expense), net	—	(363)	189	(2)	—	(176)
Total other expense, net	(1,871)	(11,412)	(14,462)	(25)	3,433	(24,337)
Income (loss) before income taxes	(2,024)	(10,590)	(74)	9,779	3,516	607
Income tax expense	—	(4)	(1,892)	(808)	—	(2,704)
Net income (loss)	(2,024)	(10,594)	(1,966)	8,971	3,516	(2,097)
Less: Net income (loss) attributable to non-controlling interests	—	—	(355)	282	—	(73)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(2,024)	(10,594)	(1,611)	8,689	3,516	(2,024)
Comprehensive loss	$(3,309)	$(10,594)	$(754)	$(945)	$12,293	$(3,309)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$106,662	$225,787	$72,061	$(50,340)	$354,170
Cost of sales	—	(85,363)	(178,993)	(57,288)	50,257	(271,387)
Gross profit	—	21,299	46,794	14,773	(83)	82,783
Other operating expenses:
Selling expenses	—	(5,923)	(8,151)	(5,613)	—	(19,687)
Administrative expenses	(612)	(19,817)	(12,730)	(2,599)	—	(35,758)
Amortization expense	—	(1,514)	(2,381)	(588)	—	(4,483)
Total other operating expenses	(612)	(27,254)	(23,262)	(8,800)	—	(59,928)
Operating income (loss)	(612)	(5,955)	23,532	5,973	(83)	22,855
Other income (expense):
Interest income (expense), net	(204)	(18,735)	(19,579)	2,893	—	(35,625)
Equity income (loss) from subsidiaries	(21,101)	—	2,011	666	18,424	—
Foreign currency exchange gains (losses), net	—	23,949	(36,682)	2,716	—	(10,017)
Other income (expense), net	—	(127)	(109)	8	—	(228)
Total other income (expense), net	(21,305)	5,087	(54,359)	6,283	18,424	(45,870)
Income (loss) before income taxes	(21,917)	(868)	(30,827)	12,256	18,341	(23,015)
Income tax benefit (expense)	—	(132)	(1,053)	2,037	—	852
Net income (loss)	(21,917)	(1,000)	(31,880)	14,293	18,341	(22,163)
Less: Net loss attributable to non-controlling interests	—	—	(49)	(197)	—	(246)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(21,917)	(1,000)	(31,831)	14,490	18,341	(21,917)
Comprehensive income (loss)	$(41,454)	$(1,000)	$(51,171)	$33,830	$18,341	$(41,454)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$146,993	$258,970	$94,415	$(63,369)	$437,009
Cost of sales	—	(113,480)	(202,863)	(71,158)	63,955	(323,546)
Gross profit	—	33,513	56,107	23,257	586	113,463
Other operating expenses:
Selling expenses	—	(5,914)	(10,351)	(6,276)	—	(22,541)
Administrative expenses	(297)	(25,005)	(13,638)	(2,282)	(250)	(41,472)
Amortization expense	—	(1,224)	(3,942)	(573)	—	(5,739)
Total other operating expenses	(297)	(32,143)	(27,931)	(9,131)	(250)	(69,752)
Operating income (loss)	(297)	1,370	28,176	14,126	336	43,711
Other income (expense):
Interest income (expense), net	(204)	(22,148)	(17,787)	165	—	(39,974)
Equity income (loss) from subsidiaries	(2,055)	—	(7,860)	1,280	8,635	—
Foreign currency exchange gains (losses), net	—	102	(3,502)	306	—	(3,094)
Other income (expense), net	—	(372)	923	27	—	578
Total other income (expense), net	(2,259)	(22,418)	(28,226)	1,778	8,635	(42,490)
Income (loss) before income taxes	(2,556)	(21,048)	(50)	15,904	8,971	1,221
Income tax expense	—	(27)	(2,351)	(985)	—	(3,363)
Net income (loss)	(2,556)	(21,075)	(2,401)	14,919	8,971	(2,142)
Less: Net income (loss) attributable to non-controlling interests	—	—	(706)	1,120	—	414
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	(2,556)	(21,075)	(1,695)	13,799	8,971	(2,556)
Comprehensive income (loss)	$(6,448)	$(21,075)	$1,905	$(289)	$19,459	$(6,448)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$14,560	$5,409	$(8,265)	$—	11,704
Cash flows from investing activities:
Capital expenditures	—	(4,223)	(9,659)	(3,580)	—	(17,462)
Repayments from intercompany loans	—	959	—	—	(959)	—
Net cash used in investing activities	$—	$(3,264)	$(9,659)	$(3,580)	$(959)	$(17,462)
Cash flows from financing activities:
Principal payments on long-term debt	—	(16,324)	—	—	—	(16,324)
Debt issuance costs paid	—	(1,067)	—	—	—	(1,067)
Borrowings under revolving credit agreement	—	47,400	—	—	—	47,400
Repayments under revolving credit agreement	—	(40,550)	—	—	—	(40,550)
Repayments of intercompany loans	—	—	(2,959)	2,000	959	—
Net cash provided by (used in) financing activities	$—	$(10,541)	$(2,959)	$2,000	$959	$(10,541)
Effect of exchange rates on cash and cash equivalents	—	—	(2,771)	(1,081)	—	(3,852)
Increase (decrease) in cash and cash equivalents	$—	$755	$(9,980)	$(10,926)	$—	$(20,151)
Cash and cash equivalents, beginning of period	24	4,178	35,792	18,201	—	58,195
Cash and cash equivalents, end of period	$24	$4,933	$25,812	$7,275	$—	$38,044

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

Second Quarter 2015 Executive Summary

We provide steel and synthetic rope, specialty wire and engineered products across multiple customers and geographies which results in a diversified revenue stream. The long-term sales growth and profitability of our product portfolio is dependent not only on increased demand in the end markets which we serve and the overall economic environment, but also on our ability to increase our existing market share and expand our presence geographically, continuously improve operational excellence, identify, consummate and integrate strategic acquisitions, and develop and market innovative new products.
For the three months ended June 30, 2015, we reported sales of $173.8 million, a net loss of $18.1 million and Adjusted EBITDA of $27.1 million compared to sales of $226.5 million, a net loss of $2.1 million and Adjusted EBITDA of $41.3 million for the same period in 2014. For the six months ended June 30, 2015, we reported sales of $354.2 million, a net loss of $22.2 million and Adjusted EBITDA of $54.4 million compared to sales of $437.0 million, a net loss of $2.1 million and Adjusted EBITDA of $77.8 million for the same period in 2014. Given our global operations, the strengthening of the U.S. dollar had a significant negative impact on our first and second quarter results and we expect the changes in foreign currency exchange rates to continue to add volatility going forward.  Approximately 62% of our sales for both the three and six months ended June 30, 2015 were generated in currencies other than the U.S. dollar. The euro, Polish złoty and Mexican peso all devalued between 15-23% compared to the six months ended June 30, 2014.  Given the translation of our international results into U.S. dollars, this devaluation unfavorably impacted our sales by $28.8 million and $51.8 million and our Adjusted EBITDA by $5.8 million and $9.9 million for the three months and six months ended June 30, 2015, respectively. The foreign currency exchange impact on cash for the six months ended June 30, 2015 is a loss of $3.9 million. Conversely, while the appreciation of the U.S. dollar has an immediate negative impact on our earnings, there is potential for leveraging a weakening currency as a competitive advantage. Given our scale and ability to serve a global market, when our non-U.S. manufactured products are imported by customers in countries that have not experienced a currency devaluation, the prices of these produced goods have decreased.
Demand in most of our end markets is expected to remain relatively flat during the remainder of the fiscal year.  As a result of the weakening oil and gas end market during the six months ended June 30, 2015, we reduced our factory work force in the United States and Mexico and implemented work force reductions in several administrative departments.  In addition, we took other cost containment measures, such as certain procurement initiatives and other selling and administrative savings.
During the six months ended June 30, 2015, we have been pushing our inventory down in order to better manage inventory levels and match current demand. In addition, we are strategically supporting certain customers in the short-term with longer payment terms which has resulted in an increase in days sales outstanding. Despite short-term challenges in some of our end markets, we continue to believe that our targeted strategies, including acquisitions, geographic expansion, market share gains and new product development, will provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, Polish złoty and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three months ended
	June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Net sales	$173,814	$226,507	$(52,693)	(23.3)%
Gross profit	40,782	60,157	(19,375)	(32.2)%
Other operating expenses	(29,872)	(35,213)	5,341	(15.2)%
Other expense, net	(22,297)	(24,337)	2,040	(8.4)%
Income tax expense	(6,709)	(2,704)	(4,005)	NM
Net loss	$(18,096)	$(2,097)	$(15,999)	NM
Gross profit as % of net sales	23.5%	26.6%
Other operating expenses as % of net sales	17.2%	15.5%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $52.7 million, or 23.3%, for the three months ended June 30, 2015 as compared to the same period in 2014. Foreign currency exchange rate fluctuations contributed to $28.8 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso when comparing the average exchange rates for the three months ended June 30, 2015 to the average exchange rates for the three months ended June 30, 2014.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $17.2 million primarily due to decreased sales in the onshore oil and gas and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $18.1 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count for the second quarter of 2015 was 971 compared to 1,993 in the second quarter of 2014, a 51.3% decline, and the rig count continued to decrease to 962 at June 30, 2015. The decrease of onshore oil and gas sales was partially offset by increases in offshore oil and gas projects of $7.4 million. Sales to our industrial and infrastructure end market decreased $4.8 million primarily due to softening economic conditions in China, Brazil and Australia. Rope sales represented 73% of our total consolidated net sales for the three months ended June 30, 2015 compared to 72% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales increased $0.4 million for the three months ended June 30, 2015 compared to the same period last year primarily due to increased activity in the Mexican construction sector. Specialty wire sales represented 18% of our total consolidated net sales for the three months ended June 30, 2015 compared to 16% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales decreased $7.1 million for the three months ended June 30, 2015 compared to the same period last year primarily driven by higher end cap product sales in 2014 than in 2015. End caps are highly engineered products produced for pipeline sealing applications. Engineered product sales represented 9% of our total consolidated net sales for the three months ended June 30, 2015 compared to 12% for the same period in 2014.

Gross profit
Gross profit decreased $19.4 million for the three months ended June 30, 2015 compared to the same period in 2014, and gross profit as a percentage of sales (“gross margin”) decreased from 26.6% for the three months ended June 30, 2014 to 23.5% for the three months ended June 30, 2015. The decline in gross profit was directly related to the decline in sales and the lower gross margin was primarily due to product mix. We saw volume growth in select specialty wire which generates lower margin than the products in the rope portfolio and conversely, saw volume declines in onshore oil and gas products which generate some of the Company's highest margins.

Other operating expenses

	Three months ended June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Selling expenses	$(9,912)	$(11,540)	$1,628	(14.1)%
Administrative expenses	(17,786)	(21,082)	3,296	(15.6)%
Amortization expense	(2,174)	(2,591)	417	(16.1)%
Other operating expenses	$(29,872)	$(35,213)	$5,341	(15.2)%
Other operating expenses decreased $5.3 million, or 15.2%, for the three months ended June 30, 2015 compared to the same period in 2014. Total other operating expenses as a percentage of net sales increased from 15.5% for the second quarter of 2014 to 17.2% for the second quarter of 2015.
Selling expenses decreased $1.6 million, or 14.1%, for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to foreign currency exchange rate fluctuations, which accounted for $1.5 million of the change.
Administrative expenses decreased $3.3 million, or 15.6%, for the three months ended June 30, 2015 compared to the same period in 2014. Foreign currency exchange rate fluctuations accounted for $1.4 million of the decrease. As an offset, we incurred $1.4 million more reorganization and restructuring charges than the same period in prior year, considering the current period production, workforce reductions and the corporate headquarters relocation. Due to the decline in Adjusted EBITDA, incentive compensation was $1.0 million lower in the second quarter of 2015 compared to the second quarter of 2014. We incurred $1.0 million less third party consultant fees in the second quarter of 2015 compared to the second quarter of 2014. As a result of our workforce reductions during 2015, we incurred $0.4 million less labor and related expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Other expense, net

	Three months ended June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Interest expense, net	$(16,637)	$(20,116)	$3,479	(17.3)%
Foreign currency exchange losses, net	(5,740)	(4,045)	(1,695)	41.9%
Other income (expense), net	80	(176)	256	(145.5)%
Total other expense, net	$(22,297)	$(24,337)	$2,040	(8.4)%
Total other expense decreased by $2.0 million, or 8.4%, for the three months ended June 30, 2015 compared to the same period in 2014. This decrease was due in part to a decrease in interest expense as a result of our cross-currency swaps. For the three months ended June 30, 2015, foreign currency exchange losses were $5.7 million compared to foreign currency exchange losses of $4.0 million for the same period in 2014. At June 30, 2015 and 2014, we had intercompany loans that required remeasurement in the aggregate amounts of $397.2 million and $452.2 million, respectively. The U.S. dollar to euro exchange rate at June 30, 2014 was $1.00 to €0.7322 compared to $1.00 to €0.8937 at June 30, 2015. The U.S. dollar to the Polish złoty exchange rate at June 30, 2014 was $1.00 to zł3.0435 compared to $1.00 to zł3.7457 at June 30, 2015. The U.S. dollar to the Mexican peso exchange rate at June 30, 2014 was $1.00 to $13.0002 compared to $1.00 to $15.6599 at June 30, 2015. Also contributing to the losses were a $12.7 million unrealized loss on the fair value marked-to-market adjustment on cross-currency swaps with a notional value of $300.0 million and a $3.3 million unrealized loss on the fair value marked-to-market adjustment on a cross-currency swap with a notional value of $125.0 million.

Income tax expense
For the three months ended June 30, 2015, we recorded an income tax expense of $6.7 million compared to income tax expense of $2.7 million for the three months ended June 30, 2014. The resulting effective tax rate for the second quarter of 2015 and 2014 was (58.9)% and 445.5%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on U.S. and Portuguese deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential. Included in the second quarter of 2015 tax expense was $2.1 million of expense for a valuation allowance on certain Polish deferred tax assets related to 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014
The following table presents selected consolidated financial data for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Net sales	$354,170	$437,009	$(82,839)	(19.0)%
Gross profit	82,783	113,463	(30,680)	(27.0)%
Other operating expenses	(59,928)	(69,752)	9,824	(14.1)%
Other expense, net	(45,870)	(42,490)	(3,380)	8.0%
Income tax benefit (expense)	852	(3,363)	4,215	NM
Net loss	$(22,163)	$(2,142)	$(20,021)	NM
Gross profit as % of net sales	23.4%	26.0%
Other operating expenses as % of net sales	16.9%	16.0%

Net sales
Our consolidated net sales decreased $82.8 million, or 19.0%, during the six months ended June 30, 2015 as compared to the same period in 2014. Foreign currency exchange rate fluctuations contributed to $51.8 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso when comparing the average exchange rates for the six months ended June 30, 2015 to the average exchange rates for the six months ended June 30, 2014.
Excluding the impacts of foreign currency exchange rates, rope sales for the six months ended June 30, 2015 decreased $31.0 million primarily due to decreased sales in the onshore oil and gas and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $27.7 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count during the first six months of 2015 was 1,318 compared to 2,120 during the same period in 2014, a 37.8% decrease. The decrease of onshore oil and gas sales was partially offset by increases in offshore oil projects of $12.4 million. Sales to our industrial and infrastructure end market decreased $11.6 million primarily due to softening economic conditions in China, Brazil and Australia. Rope sales represented 72% of our total consolidated net sales for the six months ended June 30, 2015 compared to 74% for the same period in 2014.
Excluding the impacts of foreign currency exchange rates, specialty wire sales increased $4.3 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased activity in the Mexican construction sector. Specialty wire sales represented 18% of our total consolidated net sales for the six months ended June 30, 2015 compared to 16% for the same period in 2014.
Excluding the impacts of foreign currency exchange rates, sales of engineered products decreased $4.4 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily driven by higher end cap product sales in 2014 than in 2015. Engineered product sales represented 10% of our total consolidated net sales for both the six months ended June 30, 2015 and 2014.

Gross profit
Gross profit decreased $30.7 million and gross profit as a percentage of sales (“gross margin”) decreased from 26.0% for the six months ended June 30, 2014 to 23.4% for the six months ended June 30, 2015. The decline in gross profit was directly related to the decline in sales and the lower gross margin was primarily due to product mix. We saw volume growth in select specialty wire which generates lower margin than the products in the rope portfolio and conversely, saw volume declines in onshore oil and gas products which generate some of the Company's highest margins.

Other operating expenses

	Six months ended June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Selling expenses	$(19,687)	$(22,541)	$2,854	(12.7)%
Administrative expenses	(35,758)	(41,472)	5,714	(13.8)%
Amortization expense	(4,483)	(5,739)	1,256	(21.9)%
Other operating expenses	$(59,928)	$(69,752)	$9,824	(14.1)%

Other operating expenses decreased $9.8 million, or 14.1%, for the six months ended June 30, 2015 compared to the same period in 2014. Overall, total other operating expenses as a percentage of net sales increased from 16.0% for the six months ended June 30, 2014 to 16.9% for the six months ended June 30, 2015.
Selling expenses decreased $2.9 million, or 12.7%, for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to foreign currency exchange rate fluctuations, which accounted for $2.7 million of the change.
Administrative expenses decreased $5.7 million, or 13.8%, for the six months ended June 30, 2015 compared to the same period in 2014. Foreign currency exchange rate fluctuations accounted for $2.8 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso. During the first quarter of 2014, we incurred a non-cash impairment charge of $0.6 million related to an office building that was abandoned. Partially offsetting these decreases, reorganization and restructuring charges were $1.1 million higher during the six months ended June 30, 2015 compared to the same period in 2014 due to current period production, workforce reductions and the corporate headquarters relocation. Due to the decline in Adjusted EBITDA, incentive compensation was $1.4 million lower in the first half of 2015 compared to the first half of 2014. We incurred $0.8 million less third party consultant fees in the first half of 2015 compared to the first half of 2014. As a result of our workforce reductions during 2015, we incurred $0.4 million less labor and related expenses during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Amortization expense decreased $1.3 million, or 21.9%, primarily related to the depreciation of the euro, Polish złoty and Mexican peso during the six months ended June 30, 2015.

Other expense, net

	Six months ended June 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Interest expense, net	$(35,625)	$(39,974)	$4,349	(10.9)%
Foreign currency exchange losses, net	(10,017)	(3,094)	(6,923)	223.8%
Other income (expense), net	(228)	578	(806)	(139.4)%
Total other expense, net	$(45,870)	$(42,490)	$(3,380)	8.0%

Other expense increased $3.4 million, or 8.0%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase was primarily due to foreign currency exchange fluctuations.
Interest expense decreased $4.3 million for the six months ended June 30, 2015 compared to 2014 primarily due to our cross-currency swaps.
Foreign currency exchange losses were $10.0 million for the six months ended June 30, 2015 compared to foreign currency exchange losses of $3.1 million for the same period in 2014. At June 30, 2015 and 2014, we had intercompany loans that required remeasurement in the aggregate amounts of $397.2 million and $452.2 million, respectively. Foreign currency exchange losses for the six months ended June 30, 2015 primarily related to the depreciation of the euro, Polish złoty and Mexican peso. The U.S. dollar to euro exchange rate at December 31, 2014 was $1.00 to €0.8237 compared to $1.00 to €0.8937 at June 30, 2015. The U.S. dollar to the Polish złoty exchange rate at December 31, 2014 was $1.00 to zł3.5196 compared to $1.00 to zł3.7457 at June 30, 2015. The U.S. dollar to the Mexican peso exchange rate at December 31, 2014 was $1.00 to $14.7348 compared to $1.00 to $15.6599 at June 30, 2015. These losses were partially offset by a $27.0 million unrealized gain on the fair value marked-to-market adjustment on the cross-currency swaps entered into during the third quarter of 2014. Foreign currency exchange losses for the six months ended June 30, 2014 were primarily due to the depreciation of the euro. The U.S. dollar to euro exchange rate at December 31, 2013 was $1.00 to €0.7251 compared to $1.00 to €0.7322 at June 30, 2014.

Income tax expense/benefit
For the six months ended June 30, 2015, we recorded an income tax benefit of $0.9 million compared to income tax expense of $3.4 million for the six months ended June 30, 2014. The resulting effective tax rate for the six months ended June 30, 2015 and 2014 was 3.7% and 275.4%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on U.S. and Portuguese deferred tax assets, the mix of earnings (losses) by jurisdiction, and the effects of foreign tax rate differential. Included in the second quarter tax expense was $2.1 million of expense for a valuation allowance on certain Polish deferred tax assets related to 2014.

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
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net loss (GAAP)	$(18,096)	$(2,097)	$(22,163)	$(2,142)
Plus:
Interest expense, net	16,637	20,116	35,625	39,974
Income tax expense (benefit)	6,709	2,704	(852)	3,363
Depreciation and amortization	11,138	12,913	22,514	25,948
Foreign currency exchange losses, net	5,740	4,045	10,017	3,094
Share-based compensation	1,926	1,808	3,852	3,570
Other expense (income), net	(80)	176	228	(578)
Acquisition costs	—	334	—	347
Advisory fees	991	947	1,975	1,898
Reorganization and restructuring charges	1,498	147	2,257	1,135
Non-cash impairment of assets	—	—	—	598
Other adjustments	587	230	940	586
Adjusted EBITDA (Non-GAAP)	$27,050	$41,323	$54,393	$77,793

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
Our debt financing consists of secured credit facilities due in February 2017 and senior notes due in May 2017. While these maturity dates are not impending, we have begun preliminary diligence on optimizing our capital structure. We are constantly evaluating capital markets and will be ready to refinance when market conditions are appropriate.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $105.8 million at June 30, 2015 compared to $133.5 million at December 31, 2014. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements.
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $38.0 million at June 30, 2015, cash and cash equivalents held by our foreign subsidiaries were $33.4 million, of which $0.8 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro and can be readily converted to U.S. dollars. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries, and our current plans do not require repatriation of these earnings.

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. During these challenging market conditions, we continue to monitor working capital and our cash conversion cycle. Working Capital, which is all current assets minus all current liabilities, decreased from $283.1 million at December 31, 2014 to $263.2 million at June 30, 2015. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable and customer advances, decreased from $263.5 million at December 31, 2014 to $248.2 million at June 30, 2015. The decrease in Working Capital and Adjusted Working Capital was primarily due to foreign currency exchange rate fluctuations. During this downturn in certain end markets, we are trying to manage inventory levels in line with the demand. Also, we saw declines in accounts receivable and accounts payable related to the reduced demand in certain key end markets of our business. Our days sales outstanding increased from 61 days at December 31, 2014 to 68 days at June 30, 2015 due to supporting customers in our challenging end markets with longer terms. Adjusted Working Capital as a percentage of annualized second quarter sales was 35.7% for the second quarter of 2015 compared to 32.5% for the fourth quarter of 2014 with a cash conversion cycle of 153 days and 136 days for the respective periods. We use Adjusted Working Capital to monitor our liquidity and believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments.

The following is a reconciliation of Adjusted Working Capital to working capital:

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable, net	$131,707	$143,068
Inventories, net	202,889	225,075
Accounts payable	(76,182)	(98,914)
Customer advances	(10,204)	(5,716)
Adjusted Working Capital (Non-GAAP)	248,210	263,513
Plus: All other current assets	57,711	78,908
Less: All other current liabilities	(42,757)	(59,320)
Working capital (GAAP)	$263,164	$283,101

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014, respectively:

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash flows provided by (used in)
Operating activities	$11,704	$25,722
Investing activities	(17,462)	(14,197)
Financing activities	(10,541)	(9,581)
Effect of exchange rates on cash and cash equivalents	(3,852)	72
Decrease in cash and cash equivalents	(20,151)	2,016
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$38,044	$37,003

Cash from Operating Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Net loss	$(22,163)	$(2,142)
Adjustments to reconcile net loss to net cash provided by operating activities	37,394	34,576
Changes in assets and liabilities	(3,527)	(6,712)
Net cash provided by operating activities	$11,704	$25,722
Cash flows from operating activities decreased in the six months ended June 30, 2015 over the prior period primarily due to less cash earnings related to business performance. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Capital expenditures	$(17,462)	$(9,624)
Acquisition of business	—	(4,573)
Net cash used in investing activities	$(17,462)	$(14,197)
We expect capital expenditures to be between $25.0 million and $32.0 million for the year ended December 31, 2015. A significant portion of the anticipated capital expenditures in the second half of 2015 is not committed and represents discretionary capital investments that we plan to make as we believe they would generate an immediate return. During the second quarter of 2014, we purchased certain assets from Endenburg B.V. for approximately $4.6 million.

Cash from Financing Activities

	Six months ended June 30,
	2015	2014
	(in thousands)
Principal payments on long-term debt	$(16,324)	$(4,792)
Debt issuance costs paid	(1,067)	—
Net borrowings (repayments) under revolving credit agreement	6,850	(4,750)
Other financing activities	—	(39)
Net cash used in financing activities	$(10,541)	$(9,581)
During the six months ended June 30, 2015, we paid down our long-term debt $10.5 million. During the second quarter, we paid $14.7 million on our Term Loan due 2017 related to the annual excess cash flow payment required pursuant to the Credit Agreement.

Long-term Debt
For a detailed discussion of our long-term debt, see Note 7—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2014.
On June 24, 2015, we entered into a third amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Interest Coverage Ratio financial covenant for fiscal quarters ending June 30, 2015 and thereafter from a range of 1.75x to 2.00x to a fixed ratio covenant of 1.50x and (ii) reduce incremental capacity to the greater of (a) $75.0 million and (b) 2.25:1.00 Senior Secured Leverage from the greater of (a) $125.0 million and (b) 2.75:1.00 Senior Secured Leverage.

Net Debt
At June 30, 2015, our total debt, including capital leases, was $865.9 million compared to Net Debt of $826.2 million, with the difference being cash currently and eventually available to pay down our outstanding debt. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. Total debt decreased $10.7 million from year-end due to repayments on our revolver, routine principal payments and passage of time with our capital lease contracts. Net Debt increased because the decrease in our cash and cash equivalents balance was greater than the reduction in total debt. Our Net Leverage ratio, Net Debt to the last twelve months of Adjusted EBITDA, increased to 6.34x at June 30, 2015, compared to 5.42x at December 31, 2014, due to the decline in Adjusted EBITDA. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt.
The following is a reconciliation of total debt to Net Debt:

	June 30, 2015	December 31, 2014
	(in thousands)
Borrowings under Revolving Loan Facility	$75,600	$68,750
Term Loan due 2017	308,038	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Capital lease obligations	1,246	2,328
Total debt at face value plus capital lease obligations (GAAP)	865,884	876,597
Less: Cash and cash equivalents	(38,044)	(58,195)
Less: Restricted cash	(1,633)	(1,565)
Net Debt (Non-GAAP)	$826,207	$816,837

Free Cash Flow
We generated cash flow from operations of $11.7 million during the six months ended June 30, 2015 compared to a consumption of $9.4 million in Free Cash Flow during the same period. Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Our Free Cash Flow is lower than cash flow from operations primarily due to capital expenditures.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six months ended
	June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities (GAAP)	$11,704	$25,722
Less: capital expenditures	(17,462)	(9,624)
Less: acquisition of business and other investing activities	—	(4,573)
Effect of exchange rates on cash and cash equivalents	(3,852)	72
Other items	240	165
Free Cash Flow (Non-GAAP)	$(9,370)	$11,762

Contractual Obligations and Commitments
As of June 30, 2015, the only material change in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2014 is related to an operating lease agreement entered into for our corporate headquarters relocation.

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter	Total
Obligations:	(in thousands)
Long-term debt (1)	$9,482	$3,318	$851,838	$—	$—	$—	$864,638
Interest on long-term debt (2)	33,721	67,292	25,601	—	—	—	126,614
Capital leases	864	323	138	122	299	1	1,747
Operating leases	2,289	4,549	2,672	1,451	829	3,504	15,294
Pension benefits	107	277	315	292	343	1,883	3,217
Total contractual obligations	$46,463	$75,759	$880,564	$1,865	$1,471	$5,388	$1,011,510

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

(2)
Amounts include contractual interest payments using the interest rates as of December 31, 2014 applicable to our variable interest debt instruments and stated fixed rates for all other debt instruments.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have only materially changed from the disclosure in our annual report on Form 10-K for the year ended December 31, 2014 in relation to our corporate headquarters relocation. We also periodically maintain standby letters of credit for purchase of inventory, contract performance on certain sales contracts and other guarantees of our performance.

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

Foreign Currency Exchange Rate Risk. The volatility in foreign currency exchange rates resulted in significant unrealized foreign currency exchange losses of $31.0 million on intercompany loans denominated in U.S. dollars for the six months ended June 30, 2015. At June 30, 2015, we had intercompany loans that required remeasurement in the aggregate amount of $397.2 million, of which $287.1 million were with a subsidiary whose functional currency is the euro. The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the exchange rates of the U.S. dollar to the euro, Polish złoty and Mexican peso are shown in the following table:

	Six months ended June 30,
	2015
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to hypothetical 10% rate movement:
U.S. dollar to euro	$(67,359)	$18,869
U.S. dollar to Polish złoty	(15,275)	3,593
U.S. dollar to Mexican peso	(1,030)	250
At times, we have partially hedged foreign currency exchange rate volatility through the use of derivative instruments. During 2014, we entered into cross-currency swaps with an aggregate notional value of $300.0 million to hedge exposures to foreign currency exchange rate risk. During 2015, we entered into a cross-currency swap with a notional value of $125.0 million to hedge exposures to foreign currency exchange rate risk. Among other things, the table below includes the potential change in fair value of these instruments related to a hypothetical 10% change in the foreign currency exchange rates. Refer to Note 5—“Derivative Financial Instruments” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report for further information on these cross-currency swap contracts.

Cross-currency swaps:
Unrealized gain for the six months ended June 30, 2015	$23,649
Fair value at June 30, 2015	39,782
Change in fair value due to hypothetical 10% foreign currency exchange rate movement	44,888
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
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at June 30, 2015. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 10—“Commitments and Contingencies” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report.

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

10.1
The Third Amendment to Credit Agreement dated as of June 24, 2015 between WireCo WorldGroup Inc. and WRCA (Luxembourg) Holdings S.À.R.L, borrowers, and Fifth Third Bank, as administrative and collateral agent, with reference to the Credit Agreement dated July 12, 2012.

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

WireCo WorldGroup Inc.
(Registrant)

Dated:	August 13, 2015	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)