Form 10-Q
period 2015-09-30
WireCo WorldGroup Inc.
filed 2015-11-10
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of November 1, 2015 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended September 30, 2015

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	September 30, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$34,607	$58,195
Restricted cash	1,584	1,565
Accounts receivable, less allowance for doubtful accounts of $2,103 and $2,223, at September 30, 2015 and December 31, 2014, respectively	134,297	143,068
Other receivables	4,200	2,305
Inventories, net	192,211	225,075
Current deferred income tax assets	3,197	3,867
Prepaid expenses and other current assets	9,461	12,976
Total current assets	$379,557	$447,051
Property, plant and equipment, less accumulated depreciation of $192,959 and $181,728, at September 30, 2015 and December 31, 2014, respectively	291,170	319,198
Intangible assets, net	110,234	125,578
Goodwill	182,978	188,925
Deferred financing fees, net	10,924	15,425
Non-current deferred income tax assets	969	1,123
Derivative assets	42,931	16,133
Other non-current assets	9,951	11,418
Total assets	$1,028,714	$1,124,851
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,318	$19,113
Interest payable	17,960	6,322
Accounts payable	66,738	98,914
Accrued compensation and benefits	18,932	19,117
Current deferred income tax liabilities	938	311
Other current liabilities	28,147	20,173
Total current liabilities	$136,033	$163,950
Long-term debt, excluding current maturities	838,645	854,042
Non-current deferred income tax liabilities	42,393	46,735
Other non-current liabilities	16,446	15,861
Total liabilities	$1,033,517	$1,080,588
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,005,205 shares issued and outstanding, respectively at September 30, 2015 and December 31, 2014	$21	$21
Additional paid-in capital	238,662	232,883
Accumulated other comprehensive loss	(78,571)	(48,579)
Accumulated deficit	(151,758)	(125,626)
Treasury stock, at cost. 49,169 shares at September 30, 2015 and December 31, 2014	(14,465)	(14,465)
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	$(6,111)	$44,234
Non-controlling interests	1,308	29
Total stockholders’ equity	$(4,803)	$44,263
Total liabilities and stockholders’ equity	$1,028,714	$1,124,851
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$171,356	$217,076	$525,526	$654,086
Cost of sales	(130,686)	(170,293)	(402,072)	(493,839)
Gross profit	40,670	46,783	123,454	160,247
Other operating expenses:
Selling expenses	(8,904)	(10,787)	(28,592)	(33,328)
Administrative expenses	(19,117)	(21,499)	(54,875)	(62,971)
Amortization expense	(2,255)	(2,318)	(6,738)	(8,056)
Total other operating expenses	(30,276)	(34,604)	(90,205)	(104,355)
Operating income	10,394	12,179	33,249	55,892
Other income (expense):
Interest expense, net	(19,597)	(19,603)	(55,221)	(59,357)
Foreign currency exchange gains (losses), net	5,626	(31,816)	(1,341)	(35,131)
Loss on extinguishment of debt	—	(617)	—	(617)
Other income (expense), net	(169)	125	(397)	703
Total other expense, net	(14,140)	(51,911)	(56,959)	(94,402)
Loss before income taxes	(3,746)	(39,732)	(23,710)	(38,510)
Income tax benefit (expense)	(1,446)	4,540	(595)	1,177
Net loss	(5,192)	(35,192)	(24,305)	(37,333)
Less: Net income attributable to non-controlling interests	2,073	113	1,827	527
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(7,265)	$(35,305)	$(26,132)	$(37,860)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(5,192)	$(35,192)	$(24,305)	$(37,333)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(11,249)	(12,923)	(30,540)	(17,229)
Comprehensive loss	(16,441)	(48,115)	(54,845)	(54,562)
Less: Comprehensive income (loss) attributable to non-controlling interests	2,367	150	1,279	(440)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(18,808)	$(48,265)	$(56,124)	$(54,122)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,305)	$(37,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,746	38,140
Amortization of debt issuance costs, discounts and premium	5,830	6,268
Loss on extinguishment of debt	—	617
Share-based compensation	5,779	5,539
Unrealized gain on derivative instruments, net	(23,428)	(1,882)
Unrealized foreign currency exchange losses, net	22,137	35,722
Provision for deferred income taxes	(28)	(3,710)
Other adjustments	(378)	2,476
Changes in assets and liabilities:
Accounts receivable	10,038	5
Inventories	19,439	(12,103)
Prepaid expenses and other assets	(1,704)	(9,722)
Interest payable	11,656	9,603
Accounts payable	(31,761)	8,673
Other accrued liabilities	8,982	6,133
Net cash provided by operating activities	$36,003	$48,426
Cash flows from investing activities:
Capital expenditures	(22,829)	(16,213)
Acquisition of business	—	(4,573)
Other investing activities	—	1,951
Net cash used in investing activities	$(22,829)	$(18,835)
Cash flows from financing activities:
Principal payments on long-term debt	(17,116)	(5,621)
Debt issuance costs paid	(1,067)	—
Retirement of long-term debt	—	(26,946)
Borrowings under revolving credit agreement	55,400	152,350
Repayments under revolving credit agreement	(69,580)	(140,300)
Other financing activities	—	(437)
Net cash used in financing activities	$(32,363)	$(20,954)
Effect of exchange rates on cash and cash equivalents	(4,399)	(1,906)
Increase (decrease) in cash and cash equivalents	$(23,588)	$6,731
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$34,607	$41,718
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$39,594	$41,462
Cash paid for income taxes, net of refunds	4,087	6,632
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, to reduce complexity in accounting standards and make the presentation of debt issuance costs consistent with the presentation of debt discounts. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and there will be no effect on the income statement. This ASU requires retrospective adoption and is effective for the Company during the first quarter of 2016, with early adoption permitted. Upon adoption, the Company will present its remaining unamortized debt issuance costs as a direct deduction from the carrying amount of the related debt liability.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This ASU requires prospective adoption and is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
Out-of-period Error
During the third quarter of 2015, the Company identified an error related to Foreign currency exchange gains within the consolidated statements of operations in the amount of $3,051. These foreign currency exchange gains should have been recorded in the three and six month periods ending June 30, 2015. This amount was determined to be immaterial to the consolidated financial statements for both the three and six month periods ended June 30, 2015.  The gains have been excluded from the consolidated financial statements for the three month period ended September 30, 2015 but are properly reflected in the results for the nine month period ended September 30, 2015.  The adjustment will be included in the consolidated financial statements for the three and six month periods ended June 30, 2015 when subsequently issued.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	September 30, 2015	December 31, 2014
Raw materials, net	$69,628	$86,669
Work in process, net	8,754	10,487
Finished goods, net	113,829	127,919
Inventories, net	$192,211	$225,075

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$118,618	$(89,493)	$29,125	$124,856	$(87,406)	$37,450
Patented and unpatented technology	21,534	(11,179)	10,355	22,216	(10,539)	11,677
Other	6,283	(6,283)	—	6,505	(6,505)	—
Total finite-lived intangible assets	$146,435	$(106,955)	$39,480	$153,577	$(104,450)	$49,127

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of September 30, 2015 was as follows:

Remainder of 2015	$2,178
2016	8,633
2017	7,085
2018	3,509
2019	3,270
Thereafter	14,805
Total	$39,480

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of September 30, 2015 and December 31, 2014 were $70,754 and $76,451, respectively.

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2014	$188,925
Foreign currency translation	(5,947)
September 30, 2015	$182,978

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Long-term debt consisted of the following as of the dates indicated:

	September 30, 2015	December 31, 2014
Borrowings under Revolving Loan Facility	$54,570	$68,750
Term Loan due 2017	307,246	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Total debt at face value	842,816	874,269
Less: Unamortized discount, net	(853)	(1,114)
Less: Current maturities of long-term debt	(3,318)	(19,113)
Total long-term debt	$838,645	$854,042

For a detailed discussion of the Company's borrowings, see Note 7—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2014.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of September 30, 2015, availability under the Revolving Loan Facility was $88,767. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $1,663 at September 30, 2015. The variable interest rate on the Revolving Loan Facility and Term Loan due 2017 at September 30, 2015 was 5.06% and 6.00%, respectively.
On June 24, 2015, the Company entered into a third amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Interest Coverage Ratio financial covenant for fiscal quarters ending June 30, 2015 and thereafter from a range of 1.75x to 2.00x to a fixed ratio covenant of 1.50x and (ii) reduce incremental capacity to the greater of (a) $75,000 and (b) 2.25:1.00 Senior Secured Leverage from the greater of (a) $125,000 and (b) 2.75:1.00 Senior Secured Leverage. During 2015, the Company paid $1,067 in debt issuance costs in connection with this Amendment that are being amortized to interest expense over the term of the debt instrument.

Interest expense, net
Net interest expense consists of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest on long-term debt	$17,498	$17,413	$49,182	$53,527
Amortization of debt issuance costs, discounts and premium	1,994	2,091	5,830	6,268
Capitalized interest	(58)	(265)	(181)	(635)
Other	163	364	390	197
Interest expense, net	$19,597	$19,603	$55,221	$59,357

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
During June 2015, the Company entered into a cross-currency swap with a counterparty to economically hedge exposures to foreign currency exchange risk related to its global operations. The cross-currency swap notional value is $125,000, at a foreign currency exchange rate of $1.00 to €0.9125, and matures in February 2017. In accordance with the cross-currency swap agreement, on a quarterly basis, the Company pays interest on €114,062 at a fixed rate of 8.94% and receives interest on $125,000 based on a fixed rate of 9.50%, which is included in Interest expense, net within the consolidated statements of operations.
The Company incurred settlements with each of its counterparties during 2015, which resulted in a net reduction in Interest expense, net of $2,773 for the nine months ended September 30, 2015.
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
The Company's derivative financial instruments do not qualify for hedge accounting treatment and accordingly, changes in fair value are recorded in Foreign currency exchange gains (losses) within the consolidated statements of operations. The Company recognized an unrealized loss of $221 during the three months ended September 30, 2015 and an unrealized gain of $23,428 during the nine months ended September 30, 2015 that were recorded in Foreign currency exchange gains (losses) in the consolidated statements of operations.
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

		September 30, 2015
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Derivative assets	$—	$42,931	$—
Cross-currency swap	Other non-current liabilities	$—	$3,370	$—

December 31, 2014
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Derivative assets	$—	$16,133	$—
Cross-currency swap	Other non-current liabilities	$—	$—	$—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt at September 30, 2015 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$54,570	$54,570
Term Loan due 2017	306,050	307,246
9.00% Senior Notes due 2017	56,000	49,350
9.50% Senior Notes due 2017	425,343	374,000
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

(7) Share-based Compensation
Changes in the Company's outstanding service-based stock option awards since December 31, 2014 were as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2014	513,491	$172.76
Granted	10,000	194.69
Exercised	—	—
Expired	—	—
Other	—	—
Outstanding at September 30, 2015	523,491	$173.18	4.30
Vested and expected to vest as of September 30, 2015	523,491	173.18	4.30
Exercisable at September 30, 2015	417,458	150.61	3.33
The fair value of the service-based stock option awards granted during 2015 were estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.

2015
Expected volatility (1)	35.51%
Risk-free interest rate (2)	1.80%
Expected term of the option (years) (3)	6.50
Expected dividend yield	—%
Grant-date fair value	$75.43

(1)	Based on the average historical volatility of similar entities with publicly traded shares since the Company's shares are privately held.

(2)	Based on the U.S. Treasury interest rate whose term is consistent with the expected term of the stock options.

(3)	Based on the expected term considering vesting and contractual terms.
At September 30, 2015, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock option awards that remains to be expensed was $11,232, with the weighted average remaining years to vest of approximately 2.47 years. There were 19,779 awards available for future grants under the 2008 Long Term Incentive Plan at September 30, 2015.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(8) Restructuring Charges

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
A rollforward of this restructuring activity is set forth below:

Balance at December 31, 2014	$—
Restructuring charges incurred in 2015	1,576
Payments made in 2015	(964)
Balance at September 30, 2015	$612

(9) Income Taxes
The Company determines the interim tax provision by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusts for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. Additionally, for certain tax jurisdictions where a reliable estimate of year-to-date income tax expense or benefit cannot be made, the Company applied the actual effective tax rate to year-to-date income.
The effective income tax rate for the three months ended September 30, 2015 and 2014 was (38.6)% and 11.4%, respectively. The effective income tax rate for the nine months ended September 30, 2015 and 2014 was (2.5)% and 3.1%, respectively. The Company's effective income tax rates differ from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

(10) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. During the first quarters of 2015 and 2014, the Company paid an annual management fee of $3,112 and $3,042, respectively. This annual management fee is deferred as a prepaid and recognized ratably over the year as the services are provided. The Company recognized management fee expense of $778 and $761 during the three months ended September 30, 2015 and 2014, respectively, and $2,334 and $2,282 during the nine months ended September 30, 2015 and 2014, respectively, that was recorded in Administrative expenses in the consolidated statements of operations.
During the three months ended September 30, 2015 and 2014, the Company had product sales of $378 and $139, respectively, and during the nine months ended September 30, 2015 and 2014, the Company had product sales of $824 and $585, respectively, to its Spanish joint venture, Lankhorst Euronete Espana SA. The Company purchased $449 and $1,293 of product for the three months ended September 30, 2015 and 2014, respectively, and purchased $1,773 and $3,816 of product for the nine months ended September 30, 2015 and 2014, respectively, from its Greek joint venture, Eurorope Performance Rope Producers SA.

(11) Commitments and Contingencies
The Company relocated its corporate headquarters during the third quarter of 2015. The Company entered into a noncancelable, renewable operating lease agreement for the term of 10 years and 5 months, with a total aggregate commitment of approximately $6,700. The Company accrued $2,406 related to the early termination of its previous corporate headquarters lease, which is included in Administrative expenses within the consolidated statements of operations. As an incentive to relocate, the Kansas Department of Commerce offered the Company grants, which allow businesses adding jobs in Kansas to retain a significant amount of eligible employees' state payroll withholding taxes for a period of 10 years. The Company will recognize a reduction of expense related to these grants as actual payroll withholding taxes are incurred for the respective period.

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

(12) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's net sales by product line for the periods presented was as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2015		2014		2015		2014
Product line net sales	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Rope	$123,946	72%	$155,675	72%	$380,410	72%	$477,219	73%
Specialty wire	29,623	17%	37,631	17%	93,470	18%	106,198	16%
Engineered products	17,787	11%	23,770	11%	51,646	10%	70,669	11%
Total net sales	$171,356	100%	$217,076	100%	$525,526	100%	$654,086	100%

(13) Condensed Consolidating Financial Statements
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$3,972	$17,898	$12,714	$—	$34,607
Restricted cash	—	—	317	1,267	—	1,584
Accounts receivable, net	—	29,858	72,749	31,690	—	134,297
Intercompany accounts receivable	(311)	67,379	39,662	25,833	(132,563)	—
Other receivables	—	686	2,522	992	—	4,200
Inventories, net	—	66,477	95,085	30,649	—	192,211
Current deferred income tax assets	—	1,384	1,696	117	—	3,197
Prepaid expenses and other current assets	—	3,674	3,963	1,824	—	9,461
Total current assets	$(288)	$173,430	$233,892	$105,086	$(132,563)	$379,557
Long-term intercompany notes receivable	—	432,956	18,597	109,439	(560,992)	—
Property, plant and equipment, net	—	52,355	196,958	41,857	—	291,170
Intangible assets, net	—	31,781	60,219	18,234	—	110,234
Goodwill	—	116,842	47,672	18,464	—	182,978
Investments in subsidiaries	(44,189)	—	118,233	8,392	(82,436)	—
Deferred financing fees, net	—	10,924	—	—	—	10,924
Non-current deferred income tax assets	—	—	969	—	—	969
Derivative assets	42,931	—	—	—	—	42,931
Other non-current assets	—	251	9,692	8	—	9,951
Total assets	$(1,546)	$818,539	$686,232	$301,480	$(775,991)	$1,028,714
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,318	$—	$—	$—	$3,318
Interest payable	—	17,826	36	98	—	17,960
Accounts payable	—	11,994	40,553	14,191	—	66,738
Accrued compensation and benefits	—	5,304	10,806	2,822	—	18,932
Intercompany accounts payable	905	43,203	77,675	10,922	(132,705)	—
Current deferred income tax liabilities	—	—	311	627	—	938
Other current liabilities	230	5,807	15,946	6,164	—	28,147
Total current liabilities	$1,135	$87,452	$145,327	$34,824	$(132,705)	$136,033

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Long-term debt, excluding current maturities	—	838,645	—	—	—	838,645
Long-term intercompany notes payable	—	—	532,521	28,445	(560,966)	—
Non-current deferred income tax liabilities	—	11,949	22,945	7,499	—	42,393
Other non-current liabilities	3,430	481	11,194	1,341	—	16,446
Total liabilities	$4,565	$938,527	$711,987	$72,109	$(693,671)	$1,033,517
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	(6,111)	(119,988)	(21,682)	223,990	(82,320)	(6,111)
Non-controlling interests	—	—	(4,073)	5,381	—	1,308
Total stockholders’ equity	$(6,111)	$(119,988)	$(25,755)	$229,371	$(82,320)	$(4,803)
Total liabilities and stockholders’ equity	$(1,546)	$818,539	$686,232	$301,480	$(775,991)	$1,028,714

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$49,367	$102,777	$41,685	$(22,473)	$171,356
Cost of sales	—	(40,268)	(79,840)	(33,559)	22,981	(130,686)
Gross profit	—	9,099	22,937	8,126	508	40,670
Other operating expenses:
Selling expenses	—	(2,600)	(3,564)	(2,740)	—	(8,904)
Administrative expenses	(229)	(8,861)	(7,974)	(2,053)	—	(19,117)
Amortization expense	—	(757)	(1,210)	(288)	—	(2,255)
Total other operating expenses	(229)	(12,218)	(12,748)	(5,081)	—	(30,276)
Operating income (loss)	(229)	(3,119)	10,189	3,045	508	10,394
Other income (expense):
Interest income (expense), net	6	(11,181)	(9,528)	1,106	—	(19,597)
Equity income (loss) from subsidiaries	(21,174)	—	(21,985)	67	43,092	—
Foreign currency exchange gains (losses), net	(118)	(731)	(524)	6,999	—	5,626
Other income (expense), net	14,250	(16)	(164)	11	(14,250)	(169)
Total other income (expense), net	(7,036)	(11,928)	(32,201)	8,183	28,842	(14,140)
Income (loss) before income taxes	(7,265)	(15,047)	(22,012)	11,228	29,350	(3,746)
Income tax expense	—	(399)	(981)	(66)	—	(1,446)
Net income (loss)	(7,265)	(15,446)	(22,993)	11,162	29,350	(5,192)
Less: Net income (loss) attributable to non-controlling interests	—	—	(488)	2,561	—	2,073
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(7,265)	(15,446)	(22,505)	8,601	29,350	(7,265)
Comprehensive income (loss)	$(16,441)	$(15,446)	$(34,242)	$20,338	$29,350	$(16,441)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$74,566	$130,647	$47,522	$(35,659)	$217,076
Cost of sales	—	(64,889)	(103,742)	(37,403)	35,741	(170,293)
Gross profit	—	9,677	26,905	10,119	82	46,783
Other operating expenses:
Selling expenses	—	(3,040)	(4,859)	(2,888)	—	(10,787)
Administrative expenses	(199)	(14,248)	(6,813)	(824)	585	(21,499)
Amortization expense	—	(757)	(1,179)	(382)	—	(2,318)
Total other operating expenses	(199)	(18,045)	(12,851)	(4,094)	585	(34,604)
Operating income (loss)	(199)	(8,368)	14,054	6,025	667	12,179
Other income (expense):
Interest income (expense), net	(103)	(10,660)	(10,301)	1,461	—	(19,603)
Equity income (loss) from subsidiaries	(35,003)	—	(5,812)	983	39,832	—
Foreign currency exchange gains (losses), net	—	1,734	(39,856)	6,306	—	(31,816)
Loss on extinguishment of debt	—	(617)	—	—	—	(617)
Other income (expense), net	—	(198)	301	22	—	125
Total other income (expense), net	(35,106)	(9,741)	(55,668)	8,772	39,832	(51,911)
Income (loss) before income taxes	(35,305)	(18,109)	(41,614)	14,797	40,499	(39,732)
Income tax benefit (expense)	—	(1,117)	(1,559)	7,216	—	4,540
Net income (loss)	(35,305)	(19,226)	(43,173)	22,013	40,499	(35,192)
Less: Net income (loss) attributable to non-controlling interests	—	—	(618)	731	—	113
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(35,305)	(19,226)	(42,555)	21,282	40,499	(35,305)
Comprehensive income (loss)	$(48,115)	$(19,226)	$(56,096)	$16,973	$58,349	$(48,115)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$156,029	$328,564	$113,746	$(72,813)	$525,526
Cost of sales	—	(125,631)	(258,832)	(90,848)	73,239	(402,072)
Gross profit	—	30,398	69,732	22,898	426	123,454
Other operating expenses:
Selling expenses	—	(8,523)	(11,716)	(8,353)	—	(28,592)
Administrative expenses	(842)	(28,678)	(20,703)	(4,652)	—	(54,875)
Amortization expense	—	(2,272)	(3,590)	(876)	—	(6,738)
Total other operating expenses	(842)	(39,473)	(36,009)	(13,881)	—	(90,205)
Operating income (loss)	(842)	(9,075)	33,723	9,017	426	33,249
Other income (expense):
Interest income (expense), net	(198)	(29,916)	(29,108)	4,001	—	(55,221)
Equity income (loss) from subsidiaries	(39,223)	—	(11,289)	733	49,779	—
Foreign currency exchange gains (losses), net	(119)	23,218	(37,206)	12,766	—	(1,341)
Other income (expense), net	14,250	(143)	(273)	19	(14,250)	(397)
Total other income (expense), net	(25,290)	(6,841)	(77,876)	17,519	35,529	(56,959)
Income (loss) before income taxes	(26,132)	(15,916)	(44,153)	26,536	35,955	(23,710)
Income tax benefit (expense)	—	(531)	(2,036)	1,972	—	(595)
Net income (loss)	(26,132)	(16,447)	(46,189)	28,508	35,955	(24,305)
Less: Net income (loss) attributable to non-controlling interests	—	—	(537)	2,364	—	1,827
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(26,132)	(16,447)	(45,652)	26,144	35,955	(26,132)
Comprehensive income (loss)	$(54,845)	$(16,447)	$(76,729)	$57,221	$35,955	$(54,845)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Nine months ended September 30, 2014
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$221,559	$389,617	$141,939	$(99,029)	$654,086
Cost of sales	—	(178,369)	(306,605)	(108,561)	99,696	(493,839)
Gross profit	—	43,190	83,012	33,378	667	160,247
Other operating expenses:
Selling expenses	—	(8,954)	(15,210)	(9,164)	—	(33,328)
Administrative expenses	(495)	(39,253)	(20,034)	(3,531)	342	(62,971)
Amortization expense	—	(1,981)	(5,121)	(954)	—	(8,056)
Total other operating expenses	(495)	(50,188)	(40,365)	(13,649)	342	(104,355)
Operating income (loss)	(495)	(6,998)	42,647	19,729	1,009	55,892
Other income (expense):
Interest income (expense), net	(307)	(32,808)	(30,636)	4,394	—	(59,357)
Equity income (loss) from subsidiaries	(37,058)	—	(10,620)	2,264	45,414	—
Foreign currency exchange gains (losses), net	—	1,836	(44,281)	7,314	—	(35,131)
Loss on extinguishment of debt	—	(617)	—	—	—	(617)
Other income (expense), net	—	(570)	1,223	50	—	703
Total other income (expense), net	(37,365)	(32,159)	(84,314)	14,022	45,414	(94,402)
Income (loss) before income taxes	(37,860)	(39,157)	(41,667)	33,751	46,423	(38,510)
Income tax benefit (expense)	—	(1,144)	(1,637)	3,958	—	1,177
Net income (loss)	(37,860)	(40,301)	(43,304)	37,709	46,423	(37,333)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,324)	1,851	—	527
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	(37,860)	(40,301)	(41,980)	35,858	46,423	(37,860)
Comprehensive income (loss)	$(54,562)	$(40,301)	$(60,533)	$30,990	$69,844	$(54,562)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine months ended September 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(14,251)	$9,422	$38,996	$1,836	$—	$36,003
Cash flows from investing activities:
Capital expenditures	—	(5,409)	(12,288)	(5,132)	—	(22,829)
Repayments from intercompany loans	—	28,144	2,044	—	(30,188)	—
Intercompany dividends received	14,250	—	—	—	(14,250)	—
Net cash provided by (used in) investing activities	$14,250	$22,735	$(10,244)	$(5,132)	$(44,438)	$(22,829)
Cash flows from financing activities:
Principal payments on long-term debt	—	(17,116)	—	—	—	(17,116)
Debt issuance costs paid	—	(1,067)	—	—	—	(1,067)
Decreases in intercompany notes	—	—	(29,204)	(984)	30,188	—
Borrowings under revolving credit agreement	—	55,400	—	—	—	55,400
Repayments under revolving credit agreement	—	(69,580)	—	—	—	(69,580)
Intercompany dividends paid	—	—	(14,250)	—	14,250	—
Net cash used in financing activities	$—	$(32,363)	$(43,454)	$(984)	$44,438	$(32,363)
Effect of exchange rates on cash and cash equivalents	—	—	(3,192)	(1,207)	—	(4,399)
Decrease in cash and cash equivalents	$(1)	$(206)	$(17,894)	$(5,487)	$—	$(23,588)
Cash and cash equivalents, beginning of period	24	4,178	35,792	18,201	—	58,195
Cash and cash equivalents, end of period	$23	$3,972	$17,898	$12,714	$—	$34,607

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

Third Quarter 2015 Executive Summary
We provide steel and synthetic rope, specialty wire and engineered products across multiple customers and geographies which results in a diversified revenue stream. The long-term sales growth and profitability of our product portfolio is dependent not only on increased demand in the end markets which we serve and the overall economic environment, but also on our ability to increase our existing market share and expand our presence geographically, continuously improve operational excellence, identify, consummate and integrate strategic acquisitions and develop and market innovative new products.
For the three months ended September 30, 2015, we reported sales of $171.4 million, a net loss of $5.2 million and Adjusted EBITDA of $27.5 million compared to sales of $217.1 million, a net loss of $35.2 million and Adjusted EBITDA of $39.0 million for the same period in 2014. For the nine months ended September 30, 2015, we reported sales of $525.5 million, a net loss of $24.3 million and Adjusted EBITDA of $81.9 million compared to sales of $654.1 million, a net loss of $37.3 million and Adjusted EBITDA of $116.7 million for the same period in 2014. Given our global operations, the strengthening of the U.S. dollar had a significant negative impact on our 2015 results.  For the three and nine months ended September 30, 2015, approximately 59% and 61% of our sales, respectively, were generated in currencies other than the U.S. dollar. The euro, Polish złoty and Mexican peso all devalued between 18-22% compared to the nine months ended September 30, 2014.  Given the translation of our international results into U.S. dollars, this devaluation unfavorably impacted our sales by $22.3 million and $70.5 million and our Adjusted EBITDA by $4.0 million and $12.7 million for the three months and nine months ended September 30, 2015, respectively. The foreign currency exchange impact on cash for the nine months ended September 30, 2015 is a decrease of $4.4 million. Conversely, while the appreciation of the U.S. dollar has an immediate negative impact on our earnings, there is potential for leveraging a weakening currency as a competitive sales advantage. Given our scale and ability to serve a global market, when our non-U.S. manufactured products are imported by customers in countries that have not experienced a currency devaluation, the prices of these produced goods have decreased.
As a result of the weakening oil and gas end market during 2015, we reduced our factory work force in the United States, Mexico and Poland and implemented workforce reductions in several administrative departments.  In addition, we took other cost containment measures, such as certain procurement initiatives and other selling and administrative savings. The disciplined management of capital expenditures during 2015 has also contributed to our cost savings initiatives. During the third quarter of 2015, management achieved $6.5 million of savings resulting from operational initiatives.
During the nine months ended September 30, 2015, we have been reducing our inventory in order to better match current demand. As a result, we have reduced our inventory levels in terms of dollars. In addition, we are strategically supporting certain customers in the short-term with longer payment terms which has resulted in an increase in days sales outstanding. Also, days payable outstanding decreased due to a large number of our rod suppliers having third quarter year-ends. Despite short-term challenges in some of our end markets, we continue to believe that our targeted strategies, including acquisitions, geographic expansion, market share gains and new product development, will provide attractive long-term opportunities for sustainable growth. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, Polish złoty and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three months ended
	September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Net sales	$171,356	$217,076	$(45,720)	(21.1)%
Gross profit	40,670	46,783	(6,113)	(13.1)%
Other operating expenses	(30,276)	(34,604)	4,328	(12.5)%
Other expense, net	(14,140)	(51,911)	37,771	(72.8)%
Income tax benefit (expense)	(1,446)	4,540	(5,986)	NM
Net loss	$(5,192)	$(35,192)	$30,000	NM
Gross profit as % of net sales	23.7%	21.6%
Other operating expenses as % of net sales	17.7%	15.9%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $45.7 million, or 21.1%, for the three months ended September 30, 2015 as compared to the same period in 2014. Foreign currency exchange rate fluctuations contributed to $22.3 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso when comparing the average exchange rates for the three months ended September 30, 2015 to the average exchange rates for the three months ended September 30, 2014.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $18.7 million primarily due to decreased sales in the onshore oil and gas, mining and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $19.2 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count for the third quarter of 2015 was 1,020 compared to 2,225 in the third quarter of 2014, a 54.2% decline, and the rig count at September 30, 2015 was 980 compared to 2,297 at September 30, 2014. Sales to our mining end market decreased $2.4 million primarily driven by a decrease in tons mined in the United States. According to the National Mining Association, tons mined in the United States decreased by 8.5% for the year-to-date period ended September 27, 2015 compared to the same period last year. Sales to our industrial and infrastructure end market decreased $4.5 million primarily due to weakness with global OEM cranes and continuing softening economic conditions in China. However, offshore oil and gas project sales increased $3.1 million for the three months ended September 30, 2015 compared to the same period last year. Rope sales represented 72% of our total consolidated net sales for both the three months ended September 30, 2015 and 2014.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales decreased $2.5 million for the three months ended September 30, 2015 compared to the same period last year primarily due to a slowdown in the fencing wire business in Poland. Specialty wire sales represented 17% of our total consolidated net sales for both the three months ended September 30, 2015 and 2014.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales decreased $2.2 million for the three months ended September 30, 2015 compared to the same period last year primarily driven by lower sales within the mature oil and gas portfolio, offset by buoyancy sales. We produce buoyancy elements for the offshore industry to ensure that dynamic risers, cables and umbilicals are held in the correct wave configuration when submerged. Engineered product sales represented 11% of our total consolidated net sales for both the three months ended September 30, 2015 and 2014.

Gross profit
Gross profit decreased $6.1 million for the three months ended September 30, 2015 compared to the same period in 2014, and gross profit as a percentage of sales (“gross margin”) increased from 21.6% for the three months ended September 30, 2014 to

23.7% for the three months ended September 30, 2015. The decline in gross profit was directly related to the decline in sales. The higher gross margin was due to cost savings initiatives, partially offset by unfavorable product mix.

Other operating expenses

	Three months ended September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Selling expenses	$(8,904)	$(10,787)	$1,883	(17.5)%
Administrative expenses	(19,117)	(21,499)	2,382	(11.1)%
Amortization expense	(2,255)	(2,318)	63	(2.7)%
Other operating expenses	$(30,276)	$(34,604)	$4,328	(12.5)%

Other operating expenses decreased $4.3 million, or 12.5%, for the three months ended September 30, 2015 compared to the same period in 2014. Total other operating expenses as a percentage of net sales increased from 15.9% for the third quarter of 2014 to 17.7% for the third quarter of 2015.
Selling expenses decreased $1.9 million, or 17.5%, for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to foreign currency exchange rate fluctuations, which accounted for $1.0 million of the change. We incurred $0.4 million less external distributor commissions during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the decline in net sales during the period. We also incurred $0.4 million less labor and related expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Administrative expenses decreased $2.4 million, or 11.1%, for the three months ended September 30, 2015 compared to the same period in 2014. Foreign currency exchange rate fluctuations accounted for $1.2 million of the decrease. As an offset, we incurred $2.1 million more reorganization and restructuring charges than the same period in prior year, considering the current period production and the corporate headquarters relocation. Due to the decline in Adjusted EBITDA, incentive compensation was $0.5 million lower in the third quarter of 2015 compared to the third quarter of 2014. We incurred $1.0 million less advisory fees in the third quarter of 2015 compared to the third quarter of 2014 due to external fees incurred on Paine & Partners' behalf related to business process improvements in 2014. We incurred $0.3 million less lease expenses during the three months ended September 30, 2015 compared to the same period in 2014 due to the corporate headquarters relocation. As a result of our workforce reductions during 2015, we incurred $0.3 million less personnel expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a result of impairment recorded on certain intangibles during 2014 as part of our annual impairment analysis, we incurred $0.2 million less impairment charges during the three months ended September 30, 2015 compared to the same period in 2014.

Other expense, net

	Three months ended September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Interest expense, net	$(19,597)	$(19,603)	$6	—%
Foreign currency exchange gains (losses), net	5,626	(31,816)	37,442	(117.7)%
Loss on extinguishment of debt	—	(617)	617	100.0%
Other income (expense), net	(169)	125	(294)	(235.2)%
Total other expense, net	$(14,140)	$(51,911)	$37,771	(72.8)%

Total other expense decreased by $37.8 million, or 72.8%, for the three months ended September 30, 2015 compared to the same period in 2014. For the three months ended September 30, 2015, foreign currency exchange gains were $5.6 million compared to foreign currency exchange losses of $31.8 million for the same period in 2014. At September 30, 2015 and 2014, we had intercompany loans that required remeasurement in the aggregate amounts of $383.7 million and $432.8 million, respectively. The U.S. dollar to euro exchange rate at September 30, 2014 was $1.00 to €0.7947 compared to $1.00 to €0.8926 at September 30, 2015. The U.S. dollar to the Polish złoty exchange rate at September 30, 2014 was $1.00 to zł3.3200 compared to $1.00 to zł3.7890 at September 30, 2015. The U.S. dollar to the Mexican peso exchange rate at September 30, 2014 was $1.00 to $13.4891 compared to $1.00 to $17.0771 at September 30, 2015.

Loss on extinguishment of debt decreased $0.6 million for the three months ended September 30, 2015 compared to the same period in 2014 due to the call premium and write-off of unamortized debt issuance costs in conjunction with the redemption of a portion of the 9.00% Senior Notes in 2014.

Income tax expense/benefit
For the three months ended September 30, 2015, we recorded an income tax expense of $1.4 million compared to an income tax benefit of $4.5 million for the three months ended September 30, 2014. The resulting effective tax rate for the third quarter of 2015 and 2014 was (38.6)% and 11.4%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
The following table presents selected consolidated financial data for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Net sales	$525,526	$654,086	$(128,560)	(19.7)%
Gross profit	123,454	160,247	(36,793)	(23.0)%
Other operating expenses	(90,205)	(104,355)	14,150	(13.6)%
Other expense, net	(56,959)	(94,402)	37,443	(39.7)%
Income tax benefit (expense)	(595)	1,177	(1,772)	NM
Net loss	$(24,305)	$(37,333)	$13,028	NM
Gross profit as % of net sales	23.5%	24.5%
Other operating expenses as % of net sales	17.2%	16.0%

Net sales
Our consolidated net sales decreased $128.6 million, or 19.7%, during the nine months ended September 30, 2015 as compared to the same period in 2014. Foreign currency exchange rate fluctuations contributed to $70.5 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso when comparing the average exchange rates for the nine months ended September 30, 2015 to the average exchange rates for the nine months ended September 30, 2014.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the nine months ended September 30, 2015 decreased $52.7 million primarily due to decreased sales in the onshore oil and gas and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $52.7 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count during the first nine months of 2015 was 1,218 compared to 2,155 during the same period in 2014, a 43.5% decrease. Sales to our industrial and infrastructure end market decreased $12.1 million primarily due to weakness with global OEM cranes and softening economic conditions in China, Brazil and Australia. However, offshore oil and gas project sales increased $13.0 million for the nine months ended September 30, 2015 compared to the same period last year. Rope sales represented 72% of our total consolidated net sales for the nine months ended September 30, 2015 compared to 73% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales increased $1.3 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to increased activity in the Mexican construction sector, offset by a slowdown in the fencing wire business in Poland. Specialty wire sales represented 18% of our total consolidated net sales for the nine months ended September 30, 2015 compared to 16% for the same period in 2014.
Excluding the impact of foreign currency exchange rate fluctuations, sales of engineered products decreased $6.6 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily driven by lower sales within the mature oil and gas portfolio in 2015 and by higher end cap product sales in 2014 than in 2015, partially offset by buoyancy sales. End caps are highly engineered products produced for pipeline sealing applications. Engineered product sales represented 10% of our total consolidated net sales for the nine months ended September 30, 2015 compared to 11% for the same period in 2014.

Gross profit
Gross profit decreased $36.8 million and gross profit as a percentage of sales (“gross margin”) decreased from 24.5% for the nine months ended September 30, 2014 to 23.5% for the nine months ended September 30, 2015. The decline in gross profit was directly related to the decline in sales and the lower gross margin was primarily due to product mix. We saw volume growth in select specialty wire which generates lower margin than the products in the rope portfolio and conversely, saw volume declines in onshore oil and gas products which generate some of the Company's highest margins.

Other operating expenses

	Nine months ended September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Selling expenses	$(28,592)	$(33,328)	$4,736	(14.2)%
Administrative expenses	(54,875)	(62,971)	8,096	(12.9)%
Amortization expense	(6,738)	(8,056)	1,318	(16.4)%
Other operating expenses	$(90,205)	$(104,355)	$14,150	(13.6)%

Other operating expenses decreased $14.2 million, or 13.6%, for the nine months ended September 30, 2015 compared to the same period in 2014. Overall, total other operating expenses as a percentage of net sales increased from 16.0% for the nine months ended September 30, 2014 to 17.2% for the nine months ended September 30, 2015.
Selling expenses decreased $4.7 million, or 14.2%, for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to foreign currency exchange rate fluctuations, which accounted for $3.6 million of the change. We incurred $0.5 million less labor and related expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We incurred $0.8 million less external distributor commissions during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the decline in net sales during the period.
Administrative expenses decreased $8.1 million, or 12.9%, for the nine months ended September 30, 2015 compared to the same period in 2014. Foreign currency exchange rate fluctuations accounted for $4.1 million of the decrease due to the depreciation of the euro, Polish złoty and Mexican peso. During the first quarter of 2014, we incurred a non-cash impairment charge of $0.6 million related to an office building that was abandoned. Partially offsetting these decreases, reorganization and restructuring charges were $3.2 million higher during the nine months ended September 30, 2015 compared to the same period in 2014 due to current period production, workforce reductions and the corporate headquarters relocation. Due to the decline in Adjusted EBITDA, incentive compensation was $1.8 million lower during the nine months ended September 30, 2015 compared to the same period in 2014. We incurred $1.0 million less advisory fees during the nine months ended September 30, 2015 compared to the same period in 2014 due to external fees incurred on Paine & Partners' behalf related to business process improvements in 2014. We incurred $0.7 million less third party consultant fees during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to cost management initiatives, which included the management of more projects with internal resources instead of with external consultants. We incurred $0.9 million less lease expenses during the nine months ended September 30, 2015 compared to the same period in 2014 due to the corporate headquarters relocation. As a result of our workforce reductions during 2015, we incurred $0.5 million less personnel expenses during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As a result of impairment recorded on certain intangibles during 2014 as part of our annual impairment analysis, we incurred $0.8 million less impairment charges during the nine months ended September 30, 2015 compared to the same period in 2014.
Amortization expense decreased $1.3 million, or 16.4%, primarily related to the depreciation of the euro, Polish złoty and Mexican peso during the nine months ended September 30, 2015.

Other expense, net

	Nine months ended September 30,		Change
	2015	2014	Dollars	Percent
	(in thousands)
Interest expense, net	$(55,221)	$(59,357)	$4,136	(7.0)%
Foreign currency exchange gains (losses), net	(1,341)	(35,131)	33,790	(96.2)%
Loss on extinguishment of debt	—	(617)	617	100.0%
Other income (expense), net	(397)	703	(1,100)	(156.5)%
Total other expense, net	$(56,959)	$(94,402)	$37,443	(39.7)%

Other expense decreased $37.4 million, or 39.7%, for the nine months ended September 30, 2015 compared to the same period in 2014. This decrease was primarily due to foreign currency exchange fluctuations.
Interest expense decreased $4.1 million for the nine months ended September 30, 2015 compared to 2014 primarily due to our cross-currency swaps.
Foreign currency exchange gains were $1.3 million for the nine months ended September 30, 2015 compared to foreign currency exchange losses of $35.1 million for the same period in 2014. At September 30, 2015 and 2014, we had intercompany loans that required remeasurement in the aggregate amounts of $383.7 million and $432.8 million, respectively. Foreign currency exchange losses for the nine months ended September 30, 2015 primarily related to the depreciation of the euro, Polish złoty and Mexican peso. The U.S. dollar to euro exchange rate at December 31, 2014 was $1.00 to €0.8237 compared to $1.00 to €0.8926 at September 30, 2015. The U.S. dollar to the Polish złoty exchange rate at December 31, 2014 was $1.00 to zł3.5196 compared to $1.00 to zł3.7890 at September 30, 2015. The U.S. dollar to the Mexican peso exchange rate at December 31, 2014 was $1.00 to $14.7348 compared to $1.00 to $17.0771 at September 30, 2015. These losses were offset by a $26.8 million unrealized gain on the fair value marked-to-market adjustment on the cross-currency swaps entered into during the third quarter of 2014. Foreign currency exchange losses for the nine months ended September 30, 2014 were primarily due to the depreciation of the euro. The U.S. dollar to euro exchange rate at December 31, 2013 was $1.00 to €0.7251 compared to $1.00 to €0.7947 at September 30, 2014.
Loss on extinguishment of debt decreased $0.6 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the call premium and write-off of unamortized debt issuance costs in conjunction with the redemption of a portion of the 9.00% Senior Notes in 2014.

Income tax expense/benefit
For the nine months ended September 30, 2015, we recorded an income tax expense of $0.6 million compared to an income tax benefit of $1.2 million for the nine months ended September 30, 2014. The resulting effective tax rate for the nine months ended September 30, 2015 and 2014 was (2.5)% and 3.1%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

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

The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net loss (GAAP)	$(5,192)	$(35,192)	$(24,305)	$(37,333)
Plus:
Interest expense, net	19,597	19,603	55,221	59,357
Income tax expense (benefit)	1,446	(4,540)	595	(1,177)
Depreciation and amortization	11,232	12,192	33,746	38,140
Foreign currency exchange losses (gains), net	(5,626)	31,816	1,341	35,131
Share-based compensation	1,926	1,969	5,779	5,539
Other expense (income), net	169	(125)	397	(703)
Loss on extinguishment of debt	—	617	—	617
Acquisition costs	—	—	—	347
Advisory fees	953	2,001	2,928	3,899
Reorganization and restructuring charges	2,956	832	5,212	1,968
Non-cash impairment of assets	—	246	—	844
Effect of Inventory Optimization Program	—	9,244	—	9,244
Other adjustments	58	289	998	872
Adjusted EBITDA (Non-GAAP)	$27,519	$38,952	$81,912	$116,745

Credit Agreement EBITDA
Credit Agreement EBITDA is a Non-GAAP Financial Measure, defined in the Credit Agreement as Consolidated Net Income, adjusted by adding thereto, (a) to the extent deducted in determining Consolidated Net Income, the sum of (i) Consolidated Interest Expense, (ii) provision for Taxes based on income of the Parent and its Subsidiaries, (iii) depreciation and amortization expense, (iv) Closing Date Transaction Expenses incurred in connection with the Closing Date Transactions, (v) Transaction Expenses of the type described in clause (a) of the definition thereof, provided that the amount of Transaction Expenses included pursuant to this clause (v) shall not exceed (a) with respect to Transaction Expenses paid to the Sponsor, 1.0% of the value of the applicable transaction and (b) with respect to Transaction Expenses paid to any other Person, such Transaction Expenses as are normal and customary, (vi) non-cash, stock-based compensation expense, (vii) non-recurring or unusual losses or expenses (including non-recurring or unusual losses on permitted sales or dispositions of assets and casualty events), (viii) all other non-cash charges that represent an accrual to the extent no cash is expected to be paid in the next twelve months (excluding any such non-cash item to the extent that it represents an accrual or reserve for potential cash items in any future period or amortization of a prepaid cash item that was paid in a prior period), (ix) Permitted Management Fees paid during such period, (x) non-cash, restricted stock award charges, (xi) unrealized non- cash losses resulting from foreign currency balance sheet adjustments required by GAAP, (xii) severance packages payable in connection with the termination of the ten highest paid officers, directors or employees of Parent or any of its Subsidiaries in an aggregate amount not to exceed $5,000,000 from the Closing Date until the date of determination and (xiii) non-cash minority interest expense; minus (b) to the extent included in determining Consolidated Net Income, the sum of (i) extraordinary, non-recurring or unusual gains (including extraordinary, non-recurring or unusual income or gains on permitted sales or dispositions of assets and casualty events), (ii) all other non-cash income to the extent no cash is expected to be received in the next twelve months (excluding any such non-cash item to the extent it represents the reversal of and accrual or reserve for potential cash item in any prior period), (iii) unrealized non-cash gains resulting from foreign currency balance sheet adjustments required by GAAP, and (iv) non-cash minority interest income.
We use this Non-GAAP Financial Measure to calculate debt covenant ratios, to the extent it differs from Adjusted EBITDA as described above. We believe that our presentation of this measure provides investors with greater transparency with respect to the inputs utilized to determine covenant compliance. For the last twelve months ended September 30, 2015, our Credit Agreement EBITDA is $127.3 million.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$27,519	$38,952	$81,912	$116,745
Plus:
Additional reorganization and restructuring charges	—	—	261	—
Additional effect of Inventory Optimization Program	143	—	143	—
Production curtailment	737	—	1,861	—
Impact of nonrecurring resin procurement costs	920	—	920	—
Impact of nonrecurring and unusual items in Brazil	—	—	3,745	—
Pro forma SG&A expense savings	—	1,175	2,000	3,525
Additional other adjustments	—	—	202	—
Credit Agreement EBITDA (Non-GAAP)	$29,319	$40,127	$91,044	$120,270

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
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $123.4 million at September 30, 2015 compared to $133.5 million at December 31, 2014. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements. On June 24, 2015, we entered into a third amendment (the “Amendment”) to the credit agreement dated as of July 12, 2012 (the "Credit Agreement"). The Amendment, among other things, amended the Credit Agreement to (i) update the Interest Coverage Ratio financial covenant for fiscal quarters ending June 30, 2015 and thereafter from a range of 1.75x to 2.00x to a fixed ratio covenant of 1.50x and (ii) reduce incremental capacity to the greater of (a) $75.0 million and (b) 2.25:1.00 Senior Secured Leverage from the greater of (a) $125.0 million and (b) 2.75:1.00 Senior Secured Leverage. We do not anticipate that the Amendment will have a material impact on our available liquidity.
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $34.6 million at September 30, 2015, cash and cash equivalents held by our foreign subsidiaries were $30.9 million, of which $5.1 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro and can be readily converted to U.S. dollars. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries, and our current plans do not require repatriation of these earnings other than servicing intercompany loans.

Adjusted Working Capital
Within our asset base, working capital management is our largest opportunity for cash generation. During these challenging market conditions, we continue to monitor working capital and our cash conversion cycle. Working Capital, which is all current assets minus all current liabilities, decreased from $283.1 million at December 31, 2014 to $243.5 million at September 30, 2015. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable and customer advances, decreased from $263.5 million at December 31, 2014 to $247.8 million at September 30, 2015. The decrease in Working Capital and Adjusted Working Capital was primarily due to foreign currency exchange rate fluctuations. During this downturn in certain end markets, we are trying to manage inventory levels in line with the demand. Also, we saw declines in accounts receivable and accounts payable related to the reduced demand in certain key end markets of our business. Our days sales outstanding increased from 61 days at December 31, 2014 to 64 days at September 30, 2015 due to supporting customers in our challenging end markets with longer terms. Our days payable outstanding decreased from 56 days at December 31, 2014 to 46 days at September 30, 2015 due to a large number of our rod suppliers having third quarter year-ends. Adjusted Working Capital as a percentage of annualized third quarter sales was 36.2% for the third quarter of 2015 compared to 32.5% for the fourth quarter of 2014 with a cash conversion cycle of 150 days and 136 days for the respective periods. We use Adjusted Working Capital to monitor our liquidity and believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments.

The following is a reconciliation of Adjusted Working Capital to working capital:

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts receivable, net	$134,297	$143,068
Inventories, net	192,211	225,075
Accounts payable	(66,738)	(98,914)
Customer advances	(11,964)	(5,716)
Adjusted Working Capital (Non-GAAP)	247,806	263,513
Plus: All other current assets	53,049	78,908
Less: All other current liabilities	(57,331)	(59,320)
Working capital (GAAP)	$243,524	$283,101

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014, respectively:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows provided by (used in)
Operating activities	$36,003	$48,426
Investing activities	(22,829)	(18,835)
Financing activities	(32,363)	(20,954)
Effect of exchange rates on cash and cash equivalents	(4,399)	(1,906)
Increase (decrease) in cash and cash equivalents	(23,588)	6,731
Cash and cash equivalents, beginning of period	58,195	34,987
Cash and cash equivalents, end of period	$34,607	$41,718

Cash from Operating Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net loss	$(24,305)	$(37,333)
Adjustments to reconcile net loss to net cash provided by operating activities	43,658	83,170
Changes in assets and liabilities	16,650	2,589
Net cash provided by operating activities	$36,003	$48,426

Cash flows from operating activities decreased in the nine months ended September 30, 2015 over the prior period primarily due to less cash earnings related to business performance. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Capital expenditures	$(22,829)	$(16,213)
Acquisition of business	—	(4,573)
Other investing activities	—	1,951
Net cash used in investing activities	$(22,829)	$(18,835)

We expect capital expenditures to be between $25.0 million and $30.0 million for the year ended December 31, 2015. A significant portion of the anticipated capital expenditures in the fourth quarter of 2015 is committed. During the second quarter of 2014, we purchased certain assets from Endenburg B.V. for approximately $4.6 million.

Cash from Financing Activities

	Nine months ended September 30,
	2015	2014
	(in thousands)
Principal payments on long-term debt	$(17,116)	$(5,621)
Debt issuance costs paid	(1,067)	—
Retirement of long-term debt	—	(26,946)
Net borrowings (repayments) under revolving credit agreement	(14,180)	12,050
Other financing activities	—	(437)
Net cash used in financing activities	$(32,363)	$(20,954)

During the nine months ended September 30, 2015, we paid down our long-term debt $32.4 million.

Long-term Debt
For a detailed discussion of our long-term debt, see Note 7—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2014.

Net Debt
At September 30, 2015, our total debt, including capital leases, was $844.3 million compared to Net Debt of $808.1 million, with the difference being cash currently and eventually available to pay down our outstanding debt. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. Total debt decreased $32.3 million from year-end due to repayments on our revolver, routine principal payments and passage of time with our capital lease contracts. Net Debt increased because the decrease in our cash and cash equivalents balance was greater than the reduction in total debt. Our Net Leverage ratio, Net Debt to the last twelve months of Adjusted EBITDA, increased to 6.36x at September 30, 2015, compared to 5.42x at December 31, 2014, due to the decline in Adjusted EBITDA. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt.

The following is a reconciliation of total debt to Net Debt:

	September 30, 2015	December 31, 2014
	(in thousands)
Borrowings under Revolving Loan Facility	$54,570	$68,750
Term Loan due 2017	307,246	324,362
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Other indebtedness	—	157
Capital lease obligations	1,460	2,328
Total debt at face value plus capital lease obligations (GAAP)	844,276	876,597
Less: Cash and cash equivalents	(34,607)	(58,195)
Less: Restricted cash	(1,584)	(1,565)
Net Debt (Non-GAAP)	$808,085	$816,837

Free Cash Flow
We generated cash flow from operations of $36.0 million during the nine months ended September 30, 2015 compared to a consumption of $8.8 million in Free Cash Flow during the same period. Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Our Free Cash Flow is lower than cash flow from operations primarily due to capital expenditures.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine months ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities (GAAP)	$36,003	$48,426
Less: capital expenditures	(22,829)	(16,213)
Less: acquisition of business and other investing activities	—	(2,622)
Effect of exchange rates on cash and cash equivalents	(4,399)	(1,906)
Other items	(23)	312
Free Cash Flow (Non-GAAP)	$8,752	$27,997

Contractual Obligations and Commitments
As of September 30, 2015, the only material change in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2014 is related to an operating lease agreement entered into for our corporate headquarters relocation.

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter	Total
Obligations:	(in thousands)
Long-term debt (1)	$830	$3,318	$838,668	$—	$—	$—	$842,816
Interest on long-term debt (2)	16,860	67,292	25,601	—	—	—	109,753
Capital leases	432	323	138	122	299	1	1,315
Operating leases	1,508	3,554	2,514	1,559	956	3,814	13,905
Pension benefits	53	277	315	292	343	1,883	3,163
Total contractual obligations	$19,683	$74,764	$867,236	$1,973	$1,598	$5,698	$970,952

(1)	The Revolving Loan Facility is classified as long-term and amounts drawn are denoted as due based on the contractual maturity date.

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

Foreign Currency Exchange Rate Risk. The volatility in foreign currency exchange rates resulted in significant unrealized foreign currency exchange losses of $22.1 million on intercompany loans denominated in U.S. dollars for the nine months ended September 30, 2015. At September 30, 2015, we had intercompany loans that required remeasurement in the aggregate amount of $383.7 million, of which $282.7 million were with a subsidiary whose functional currency is the euro.

The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the exchange rates of the U.S. dollar to the euro, Polish złoty and Mexican peso are shown in the following table:

	Nine months ended September 30,
	2015
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to hypothetical 10% rate movement:
U.S. dollar to euro	$(69,737)	$22,116
U.S. dollar to Polish złoty	(20,127)	6,286
U.S. dollar to Mexican peso	(1,588)	(308)

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

Cross-currency swaps:
Fair value at December 31, 2014	$16,133
Unrealized gain for the nine months ended September 30, 2015	23,428
Fair value at September 30, 2015	39,561
Change in fair value due to hypothetical 10% foreign currency exchange rate movement	44,803

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
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at September 30, 2015. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 11

—“Commitments and Contingencies” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report.

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

WireCo WorldGroup Inc.
(Registrant)

Dated:	November 10, 2015	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)