Form 10-Q
period 2016-03-31
WireCo WorldGroup Inc.
filed 2016-05-13
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of May 2, 2016 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended March 31, 2016

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	March 31, 2016	December 31, 2015
Current assets:	(unaudited)
Cash and cash equivalents	$28,941	$21,060
Restricted cash	1,791	1,522
Accounts receivable, less allowance for doubtful accounts of $2,261 and $2,180, at March 31, 2016 and December 31, 2015, respectively	122,582	124,463
Other receivables	1,847	2,779
Inventories, net	194,251	186,964
Current derivative assets	35,363	—
Prepaid expenses and other current assets	9,214	8,133
Total current assets	$393,989	$344,921
Property, plant and equipment, less accumulated depreciation of $204,759 and $196,653, at March 31, 2016 and December 31, 2015, respectively	288,082	283,655
Intangible assets, net	103,850	102,765
Goodwill	183,944	181,738
Non-current deferred income tax assets	141	1,459
Non-current derivative assets	—	47,519
Other non-current assets	9,674	9,272
Total assets	$979,680	$971,329
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$350,788	$8,948
Interest payable	17,507	6,159
Accounts payable	64,005	72,153
Accrued compensation and benefits	19,938	18,516
Other current liabilities	32,812	22,967
Total current liabilities	$485,050	$128,743
Long-term debt, excluding current maturities	478,049	811,090
Non-current deferred income tax liabilities	35,171	34,214
Other non-current liabilities	13,622	13,711
Total liabilities	$1,011,892	$987,758
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,005,205 shares issued and outstanding, respectively at March 31, 2016 and December 31, 2015	$21	$21
Additional paid-in capital	242,115	240,379
Accumulated other comprehensive loss	(77,890)	(80,694)
Accumulated deficit	(184,211)	(164,263)
Treasury stock, at cost. 49,169 shares at March 31, 2016 and December 31, 2015	(14,465)	(14,465)
Total stockholders’ deficit attributable to WireCo WorldGroup (Cayman) Inc.	$(34,430)	$(19,022)
Non-controlling interests	2,218	2,593
Total stockholders’ deficit	$(32,212)	$(16,429)
Total liabilities and stockholders’ deficit	$979,680	$971,329
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Net sales	$149,001	$180,355
Cost of sales	(112,378)	(138,354)
Gross profit	36,623	42,001
Other operating expenses:
Selling expenses	(8,534)	(9,775)
Administrative expenses	(19,617)	(17,971)
Amortization expense	(2,079)	(2,309)
Total other operating expenses	(30,230)	(30,055)
Operating income	6,393	11,946
Other income (expense):
Interest expense, net	(18,971)	(18,988)
Foreign currency exchange losses, net	(3,544)	(4,278)
Other income (expense), net	59	(309)
Total other expense, net	(22,456)	(23,575)
Loss before income taxes	(16,063)	(11,629)
Income tax benefit (expense)	(4,412)	7,561
Net loss	(20,475)	(4,068)
Less: Net income (loss) attributable to non-controlling interests	(527)	680
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(19,948)	$(4,748)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Net loss	$(20,475)	$(4,068)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,956	(14,405)
Comprehensive loss	(17,519)	(18,473)
Less: Comprehensive income (loss) attributable to non-controlling interests	(375)	858
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(17,144)	$(19,331)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,475)	$(4,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,747	11,375
Amortization of debt issuance costs, discounts and premium	1,996	1,855
Share-based compensation	1,736	1,926
Unrealized losses (gains) on derivative instruments, net	18,137	(39,553)
Unrealized foreign currency exchange losses (gains), net	(16,245)	43,306
Provision for deferred income taxes	1,258	—
Other adjustments	(357)	139
Changes in assets and liabilities:
Accounts receivable	6,155	7,495
Inventories	(2,546)	4,801
Prepaid expenses and other assets	(418)	(8,679)
Interest payable	11,345	11,107
Accounts payable	(9,314)	(12,696)
Other accrued liabilities	3,653	(4,408)
Net cash provided by operating activities	$5,672	$12,600
Cash flows from investing activities:
Capital expenditures	(5,055)	(9,212)
Net cash used in investing activities	$(5,055)	$(9,212)
Cash flows from financing activities:
Principal payments on long-term debt	(792)	(830)
Borrowings under revolving credit agreement	17,750	21,550
Repayments under revolving credit agreement	(10,155)	(32,650)
Net cash provided by (used in) financing activities	$6,803	$(11,930)
Effect of exchange rates on cash and cash equivalents	461	(4,460)
Increase (decrease) in cash and cash equivalents	$7,881	$(13,002)
Cash and cash equivalents, beginning of period	21,060	58,195
Cash and cash equivalents, end of period	$28,941	$45,193
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$5,284	$5,639
Cash paid for income taxes, net of refunds	2,076	1,460
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
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, to reduce complexity in accounting standards and make the presentation of debt issuance costs consistent with the presentation of debt discounts. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, rather than as an asset. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and there will be no effect on the income statement. The Company adopted the new guidance in the first quarter of 2016 and applied it retrospectively. The adoption of this standard resulted in the Company presenting its remaining unamortized debt issuance costs as a direct deduction from the carrying amount of the related debt liability, and there was no impact on the Company's operating results.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	March 31, 2016	December 31, 2015
Raw materials, net	$66,053	$64,826
Work in process, net	7,968	9,535
Finished goods, net	120,230	112,603
Inventories, net	$194,251	$186,964

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$119,390	$(93,684)	$25,706	$117,459	$(90,736)	$26,723
Patented and unpatented technology	17,677	(10,652)	7,025	17,395	(10,271)	7,124
Other	6,320	(6,320)	—	6,214	(6,214)	—
Total finite-lived intangible assets	$143,387	$(110,656)	$32,731	$141,068	$(107,221)	$33,847

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of March 31, 2016 was as follows:

Remainder of 2016	$6,342
2017	6,921
2018	3,301
2019	3,062
2020	2,818
Thereafter	10,287
Total	$32,731

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of March 31, 2016 and December 31, 2015 were $71,119 and $68,918, respectively.

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2015	$181,738
Foreign currency translation	2,206
March 31, 2016	$183,944

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(4) Borrowings
Outstanding debt consisted of the following as of the dates indicated:

	March 31, 2016	December 31, 2015
Current
Current maturities of long-term debt	355,562	8,948
Less: Unamortized discount, net	(691)	—
Less: Deferred financing fees, net	(4,083)	—
Current maturities of long-term debt, net of unamortized discount and deferred financing fees	$350,788	$8,948
Long-Term
Borrowings under Revolving Loan Facility	49,900	42,305
Term Loan due 2017	305,662	306,454
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Less: Unamortized premium (discount), net	213	(603)
Less: Deferred financing fees, net	(3,164)	(9,118)
Less: Current maturities of long-term debt	(355,562)	(8,948)
Long-term debt, net of unamortized premium (discount) and deferred financing fees	$478,049	$811,090

For a detailed discussion of the Company's borrowings, see Note 6—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2015.
The Company currently has $355,562 of outstanding debt which matures on February 15, 2017 and $481,000 of outstanding debt which matures on May 15, 2017. The Company plans to either raise additional equity capital or refinance its current debt, or some combination thereof, in order to satisfy these obligations before they become due.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of March 31, 2016, availability under the Revolving Loan Facility was $90,439. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $4,661 at March 31, 2016. The variable interest rate on the Revolving Loan Facility and Term Loan due 2017 at March 31, 2016 was 5.39% and 6.00%, respectively.

Interest expense, net
Net interest expense consists of:

	Three months ended
	March 31,
	2016	2015
Interest on long-term debt	$17,198	$17,116
Amortization of debt issuance costs, discounts and premium	1,996	1,855
Capitalized interest	(179)	(64)
Other	(44)	81
Interest expense, net	$18,971	$18,988

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
The Company incurred a settlement with one of its counterparties during the first quarter of 2016, which resulted in a net reduction in Interest expense, net of $105 for the three months ended March 31, 2016.
The Company's derivative financial instruments do not qualify for hedge accounting treatment and accordingly, changes in fair value are recorded in Foreign currency exchange gains (losses) within the consolidated statements of operations. The Company recognized an unrealized loss of $18,137 during the three months ended March 31, 2016 that was recorded in Foreign currency exchange gains (losses) in the consolidated statements of operations.
Refer to Note 6—“Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative arrangements included in the consolidated balance sheets.
On May 12, 2016, the Company settled $150,000 of its $300,000 of cross-currency swaps entered into in September 2014 and the entire $125,000 cross-currency swap entered into in June 2015, for total cash proceeds of $11,605 and a realized loss of $443.

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

		March 31, 2016
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Current derivative assets	$—	$35,363	$—
Cross-currency swap	Other current liabilities	$—	$6,189	$—

		December 31, 2015
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Non-current derivative assets	$—	$47,519	$—
Cross-currency swap	Other non-current liabilities	$—	$208	$—

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

The carrying amounts and estimated fair values of the Company’s long-term debt at March 31, 2016 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$49,900	$49,900
Term Loan due 2017	304,971	299,634
9.00% Senior Notes due 2017	56,000	52,780
9.50% Senior Notes due 2017	425,213	399,500
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

(7) Share-based Compensation
Changes in the Company's outstanding service-based stock option awards since December 31, 2015 were as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2015	509,791	$170.99
Granted	—	—
Exercised	—	—
Expired	(3,300)	285.23
Other	—	—
Outstanding at March 31, 2016	506,491	$172.03	3.6
Vested and expected to vest as of March 31, 2016	506,491	172.03	3.6
Exercisable at March 31, 2016	419,058	150.93	2.8
At March 31, 2016, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock option awards that remains to be expensed was $6,660, with the weighted average remaining years to vest of approximately 1.76 years. There were 36,779 awards available for future grants under the 2008 Long Term Incentive Plan at March 31, 2016.

(8) Restructuring Charges
As part of the Company's initiatives to manage costs in response to the challenges in certain end markets, the Company reduced its administrative workforce during the first quarter of 2016. Restructuring charges related to employee termination and related benefits were recorded in Administrative expenses in the consolidated statement of operations. The accrual balance is included in Other current liabilities on the consolidated balance sheet.
A rollforward of this restructuring activity is set forth below:

Balance at December 31, 2015	$1,118
Restructuring charges incurred in 2016	862
Payments made in 2016	(1,235)
Balance at March 31, 2016	$745

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
The effective income tax rate for the three months ended March 31, 2016 and 2015 was (27.5)% and 65.0%, respectively. The Company's effective income tax rates differ from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

(10) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. During the first quarters of 2016 and 2015, the Company paid an annual management fee of $2,300 and $3,112, respectively. This annual management fee is deferred as a prepaid and recognized ratably over the year as the services are provided. The Company recognized management fee expense of $575 and $778 during the three months ended March 31, 2016 and 2015, respectively, that was recorded in Administrative expenses in the consolidated statements of operations.
During the three months ended March 31, 2016 and 2015, the Company had product sales of $217 and $282, respectively, to its Spanish joint venture, Lankhorst Euronete Espana SA. The Company purchased $113 and $854 of product during the three months ended March 31, 2016 and 2015, respectively, from its Greek joint venture, Eurorope Performance Rope Producers SA.

(11) Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business, which are incidental to its operations. Insurance coverage is maintained for certain risks, such as product liability and workers’ compensation. The Company is not currently a party to any legal proceedings or other contingencies that it believes would have a material adverse effect on its financial position, results of operations or cash flows.

(12) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's net sales by product line for the periods presented was as follows:

	Three months ended
	March 31,
	2016		2015
Product line net sales	($)	(%)	($)	(%)
Rope	$106,425	71%	$130,333	72%
Specialty wire	28,162	19%	32,876	18%
Engineered products	14,414	10%	17,146	10%
Total net sales	$149,001	100%	$180,355	100%

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19	$3,747	$14,861	$10,314	$—	$28,941
Restricted cash	—	—	696	1,095	—	1,791
Accounts receivable, net	—	26,232	64,790	31,560	—	122,582
Intercompany accounts receivable	1,955	39,480	21,883	28,652	(91,970)	—
Other receivables	—	249	(209)	1,807	—	1,847
Inventories, net	—	70,799	94,658	28,794	—	194,251
Current derivative assets	30,136	5,227	—	—	—	35,363
Prepaid expenses and other current assets	—	3,823	4,296	1,095	—	9,214
Total current assets	$32,110	$149,557	$200,975	$103,317	$(91,970)	$393,989
Long-term intercompany notes receivable	(20)	415,522	16,167	109,537	(541,206)	—
Property, plant and equipment, net	—	49,975	194,866	43,241	—	288,082
Intangible assets, net	—	29,788	58,683	15,379	—	103,850
Goodwill	—	116,842	48,056	19,046	—	183,944
Investments in subsidiaries	(60,098)	—	102,899	8,006	(50,807)	—
Non-current deferred income tax assets	—	—	(359)	500	—	141
Other non-current assets	—	199	9,466	9	—	9,674
Total assets	$(28,008)	$761,883	$630,753	$299,035	$(683,983)	$979,680
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$350,788	$—	$—	$—	$350,788
Interest payable	—	17,351	2	154	—	17,507
Accounts payable	—	11,887	42,379	9,739	—	64,005
Accrued compensation and benefits	—	3,782	12,510	3,646	—	19,938
Intercompany accounts payable	25	30,595	49,770	11,405	(91,795)	—
Other current liabilities	6,397	6,282	15,522	4,611	—	32,812
Total current liabilities	$6,422	$420,685	$120,183	$29,555	$(91,795)	$485,050
Long-term debt, excluding current maturities	—	478,049	—	—	—	478,049
Long-term intercompany notes payable	—	—	518,185	23,015	(541,200)	—
Non-current deferred income tax liabilities	—	10,373	17,549	7,249	—	35,171

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Other non-current liabilities	—	685	11,442	1,495	—	13,622
Total liabilities	$6,422	$909,792	$667,359	$61,314	$(632,995)	$1,011,892
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	(34,430)	(147,909)	(31,641)	230,538	(50,988)	(34,430)
Non-controlling interests	—	—	(4,965)	7,183	—	2,218
Total stockholders’ equity	$(34,430)	$(147,909)	$(36,606)	$237,721	$(50,988)	$(32,212)
Total liabilities and stockholders’ equity	$(28,008)	$761,883	$630,753	$299,035	$(683,983)	$979,680

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	December 31, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21	$2,378	$10,906	$7,755	$—	$21,060
Restricted cash	—	—	533	989	—	1,522
Accounts receivable, net	—	28,087	59,211	37,165	—	124,463
Intercompany accounts receivable	1,252	60,560	41,627	27,418	(130,857)	—
Other receivables	—	11	2,191	577	—	2,779
Inventories, net	—	67,319	90,982	28,663	—	186,964
Prepaid expenses and other current assets	—	2,983	3,701	1,449	—	8,133
Total current assets	$1,273	$161,338	$209,151	$104,016	$(130,857)	$344,921
Long-term intercompany notes receivable	—	422,668	16,984	107,887	(547,539)	—
Property, plant and equipment, net	—	51,833	190,285	41,537	—	283,655
Intangible assets, net	—	30,512	57,458	14,795	—	102,765
Goodwill	—	116,842	46,824	18,072	—	181,738
Investment in subsidiaries	(59,270)	—	115,440	7,805	(63,975)	—
Non-current deferred income tax assets	—	171	697	591	—	1,459
Non-current derivative assets	40,284	7,235	—	—	—	47,519
Other non-current assets	—	199	9,065	8	—	9,272
Total assets	$(17,713)	$790,798	$645,904	$294,711	$(742,371)	$971,329
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$8,948	$—	$—	$—	$8,948
Interest payable	—	5,970	21	168	—	6,159
Accounts payable	—	17,808	39,351	14,994	—	72,153
Accrued compensation and benefits	—	6,039	9,670	2,807	—	18,516
Intercompany accounts payable	871	48,758	69,636	11,532	(130,797)	—
Other current liabilities	230	6,054	14,687	1,996	—	22,967
Total current liabilities	$1,101	$93,577	$133,365	$31,497	$(130,797)	$128,743
Long-term debt, excluding current maturities	—	811,090	—	—	—	811,090
Long-term intercompany notes payable	—	—	520,684	26,831	(547,515)	—
Non-current deferred income tax liabilities	—	9,295	17,918	7,001	—	34,214
Other non-current liabilities	208	714	11,371	1,418	—	13,711

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Total liabilities	$1,309	$914,676	$683,338	$66,747	$(678,312)	$987,758
Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	(19,022)	(123,878)	(33,244)	221,181	(64,059)	(19,022)
Non-controlling interests	—	—	(4,190)	6,783	—	2,593
Total stockholders’ equity	$(19,022)	$(123,878)	$(37,434)	$227,964	$(64,059)	$(16,429)
Total liabilities and stockholders’ equity	$(17,713)	$790,798	$645,904	$294,711	$(742,371)	$971,329

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$38,655	$94,147	$38,727	$(22,528)	$149,001
Cost of sales	—	(30,863)	(73,511)	(30,532)	22,528	(112,378)
Gross profit	—	7,792	20,636	8,195	—	36,623
Other operating expenses:
Selling expenses	—	(2,376)	(3,500)	(2,658)	—	(8,534)
Administrative expenses	(191)	(14,186)	(3,595)	(1,645)	—	(19,617)
Amortization expense	—	(724)	(1,156)	(199)	—	(2,079)
Total other operating expenses	(191)	(17,286)	(8,251)	(4,502)	—	(30,230)
Operating income (loss)	(191)	(9,494)	12,385	3,693	—	6,393
Other income (expense):
Interest income (expense), net	105	(11,675)	(8,692)	1,291	—	(18,971)
Equity income (loss) from subsidiaries	(3,755)	—	(12,542)	201	16,096	—
Foreign currency exchange gains (losses), net	(16,107)	(2,025)	20,115	(5,527)	—	(3,544)
Other income (expense), net	—	(19)	26	52	—	59
Total other expense, net	(19,757)	(13,719)	(1,093)	(3,983)	16,096	(22,456)
Income (loss) before income taxes	(19,948)	(23,213)	11,292	(290)	16,096	(16,063)
Income tax expense	—	(94)	(2,765)	(1,553)	—	(4,412)
Net income (loss)	(19,948)	(23,307)	8,527	(1,843)	16,096	(20,475)
Less: Net income (loss) attributable to non-controlling interests	—	—	(775)	248	—	(527)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(19,948)	(23,307)	9,302	(2,091)	16,096	(19,948)
Comprehensive income (loss)	$(17,519)	$(23,307)	$11,483	$(4,272)	$16,096	$(17,519)

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$103	$(11,247)	$8,618	$8,198	$—	$5,672
Cash flows from investing activities:
Capital expenditures	—	(1,333)	(2,890)	(832)	—	(5,055)
Repayments from intercompany loans	—	7,146	1,594	—	(8,740)	—
Investment in subsidiaries	(105)	—	—	—	105	—
Net cash provided by (used in) investing activities	$(105)	$5,813	$(1,296)	$(832)	$(8,635)	$(5,055)
Cash flows from financing activities:
Principal payments on long-term debt	—	(792)	—	—	—	(792)
Decreases in intercompany notes	—	—	(4,147)	(4,593)	8,740	—
Borrowings under revolving credit agreement	—	17,750	—	—	—	17,750
Repayments under revolving credit agreement	—	(10,155)	—	—	—	(10,155)
Capital contributions received	—	—	105	—	(105)	—
Net cash provided by (used in) financing activities	$—	$6,803	$(4,042)	$(4,593)	$8,635	$6,803
Effect of exchange rates on cash and cash equivalents	—	—	675	(214)	—	461
Increase (decrease) in cash and cash equivalents	$(2)	$1,369	$3,955	$2,559	$—	$7,881
Cash and cash equivalents, beginning of period	21	2,378	10,906	7,755	—	21,060
Cash and cash equivalents, end of period	$19	$3,747	$14,861	$10,314	$—	$28,941

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended March 31, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1)	$6,015	$11,270	$(4,684)	$—	$12,600
Cash flows from investing activities:
Capital expenditures	—	(2,061)	(6,471)	(680)	—	(9,212)
Repayments from intercompany loans	—	8,949	2,044	—	(10,993)	—
Net cash provided by (used in) investing activities	$—	$6,888	$(4,427)	$(680)	$(10,993)	$(9,212)
Cash flows from financing activities:
Principal payments on long-term debt	—	(830)	—	—	—	(830)
Borrowings under revolving credit agreement	—	21,550	—	—	—	21,550
Repayments under revolving credit agreement	—	(32,650)	—	—	—	(32,650)
Repayments of intercompany loans	—	—	(8,949)	(2,044)	10,993	—
Net cash used in financing activities	$—	$(11,930)	$(8,949)	$(2,044)	$10,993	$(11,930)
Effect of exchange rates on cash and cash equivalents	—	—	(2,711)	(1,749)	—	(4,460)
Increase (decrease) in cash and cash equivalents	$(1)	$973	$(4,817)	$(9,157)	$—	$(13,002)
Cash and cash equivalents, beginning of period	24	4,178	35,792	18,201	—	58,195
Cash and cash equivalents, end of period	$23	$5,151	$30,975	$9,044	$—	$45,193

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, the use of the terms “WireCo,” the “Company,” “we,” “our” or “us” in the following refers to WireCo WorldGroup (Cayman) Inc., its wholly-owned subsidiaries, including WireCo WorldGroup Inc., and subsidiaries in which it has a controlling interest.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a reader of our financial statements with a narrative from the perspective of our management on our consolidated financial condition, results of operations, liquidity and capital resources on a historical basis and certain other factors that have affected recent earnings, as well as those factors that may affect future earnings. This MD&A is provided as a supplement to, and should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included in this quarterly report. Additionally, our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. Such factors include, among others:

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

First Quarter 2016 Executive Summary
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
For the three months ended March 31, 2016, we reported sales of $149.0 million, a net loss of $20.5 million and Adjusted EBITDA of $23.5 million compared to sales of $180.4 million, a net loss of $4.1 million and Adjusted EBITDA of $27.3 million for the same period in 2015. Given our global operations, the strengthening of the U.S. dollar as compared to the first quarter of 2015 had a negative impact on our first quarter 2016 results.  For the three months ended March 31, 2016, approximately 70% of our sales were generated in currencies other than the U.S. dollar. The euro, Polish zloty and Mexican peso all devalued in relation to the U.S. dollar compared to the three months ended March 31, 2015.  Given the translation of our international results into U.S. dollars, this devaluation unfavorably impacted our sales by $6.3 million and our Adjusted EBITDA by $1.2 million for the three months ended March 31, 2016. The foreign currency exchange impact on cash for the three months ended March 31, 2016 is an increase of $0.5 million.
As a result of the weakening global oil, gas and crane rope markets, we announced in March 2016 the sale of our steel wire rope manufacturing facility in St. Joseph, Missouri to a non-competitor located next door to our facility. We will continue to operate our fabricated products facility in St. Joseph at its existing site, and the facility will go through a phased shutdown over the next few quarters. Also in response to these weakening end markets, we implemented workforce reductions in several administrative departments and took other cost containment measures in procurement and other non-personnel selling and administrative expenses. The disciplined management of capital expenditures continues to contribute to our cost savings initiatives.
We continue to believe that our targeted strategies will provide attractive long-term opportunities for sustainable growth despite short-term challenges in some of our end markets. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, Polish zloty and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three months ended
	March 31,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Net sales	$149,001	$180,355	$(31,354)	(17.4)%
Gross profit	36,623	42,001	(5,378)	(12.8)%
Other operating expenses	(30,230)	(30,055)	(175)	0.6%
Other expense, net	(22,456)	(23,575)	1,119	(4.7)%
Income tax benefit (expense)	(4,412)	7,561	(11,973)	NM
Net loss	$(20,475)	$(4,068)	$(16,407)	NM
Gross profit as % of net sales	24.6%	23.3%
Other operating expenses as % of net sales	20.3%	16.7%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $31.4 million, or 17.4%, for the three months ended March 31, 2016 as compared to the same period in 2015. Foreign currency exchange rate fluctuations contributed $6.3 million of the decrease due to the depreciation of the euro, Polish zloty and Mexican peso when comparing the average exchange rates for the three months ended March 31, 2016 to the average exchange rates for the three months ended March 31, 2015.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $21.5 million primarily due to decreased sales in the onshore oil and gas and industrial and infrastructure end markets. Sales to our onshore oil and gas end market decreased $13.3 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count for the first quarter of 2016 was 677 compared to 1,664 in the first quarter of 2015, a 59.3% decline, and the rig count at March 31, 2016 was 470 compared to 1,132 at March 31, 2015. Sales to our industrial and infrastructure end market decreased $5.7 million primarily due to decreased demand for general purpose ropes related to oil and gas activities and weakening original equipment manufacturers ("OEM") crane backlogs. Sales to our maritime end market decreased $1.4 million primarily due to a global decline in ocean cargo shipments. Sales to our fishing end market decreased $1.2 million primarily due to delayed tuna net orders. Rope sales represented 71% of our total consolidated net sales for the three months ended March 31, 2016 compared to 72% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales decreased $1.4 million for the three months ended March 31, 2016 compared to the same period last year primarily due to fewer Mexican governmental infrastructure projects than the first quarter of 2015, although there has been an increase in these types of projects in comparison to the three months ended December 31, 2015. Specialty wire sales represented 19% of our total consolidated net sales for the three months ended March 31, 2016 compared to 18% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales decreased $2.3 million for the three months ended March 31, 2016 compared to the same period last year primarily due to lower sales of traditional offshore projects driven by the downturn in the oil and gas industry. Engineered product sales represented 10% of our total consolidated net sales for both the three months ended March 31, 2016 and 2015.

Gross profit
Gross profit decreased $5.4 million for the three months ended March 31, 2016 compared to the same period in 2015, and gross profit as a percentage of sales (“gross margin”) increased from 23.3% for the three months ended March 31, 2015 to 24.6% for the three months ended March 31, 2016. The decline in gross profit was directly related to the decline in sales, and the higher gross margin was due to cost savings initiatives executed throughout 2015 and the first quarter of 2016.

Other operating expenses

	Three months ended March 31,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Selling expenses	$(8,534)	$(9,775)	$1,241	(12.7)%
Administrative expenses	(19,617)	(17,971)	(1,646)	9.2%
Amortization expense	(2,079)	(2,309)	230	(10.0)%
Other operating expenses	$(30,230)	$(30,055)	$(175)	0.6%

Other operating expenses increased $0.2 million, or 0.6%, for the three months ended March 31, 2016 compared to the same period in 2015. Total other operating expenses as a percentage of net sales increased from 16.7% for the first quarter of 2015 to 20.3% for the first quarter of 2016.
Selling expenses decreased $1.2 million, or 12.7%, for the three months ended March 31, 2016 compared to the same period in 2015. We incurred $0.8 million less external distributor commissions and $0.4 million less internal sales bonuses and commissions during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the decline in net sales during the period.
Administrative expenses increased $1.6 million, or 9.2%, for the three months ended March 31, 2016 compared to the same period in 2015. We incurred $3.0 million more reorganization and restructuring charges in the first quarter of 2016 than the same period last year due to workforce reductions and corporate restructuring. Partially offsetting this increase, due to the decline in Adjusted EBITDA, incentive compensation was $0.6 million lower during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. We incurred $0.5 million less labor and related expenses during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of our workforce reductions. We also incurred $0.2 million less third party consultant fees during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to cost management initiatives, which included the management of more projects with internal resources rather than the use of external consultants.

Other expense, net

	Three months ended March 31,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Interest expense, net	$(18,971)	$(18,988)	$17	(0.1)%
Foreign currency exchange losses, net	(3,544)	(4,278)	734	(17.2)%
Other income (expense), net	59	(309)	368	(119.1)%
Total other expense, net	$(22,456)	$(23,575)	$1,119	(4.7)%

Total other expense decreased by $1.1 million, or 4.7%, for the three months ended March 31, 2016 compared to the same period in 2015. For the three months ended March 31, 2016, foreign currency exchange losses were $3.5 million compared to $4.3 million for the same period in 2015. At March 31, 2016 and 2015, we had intercompany loans that required remeasurement in the aggregate amounts of $361.6 million and $400.9 million, respectively. The U.S. dollar to euro exchange rate at March 31, 2015 was $1.00 to €0.9295 compared to $1.00 to €0.8783 at March 31, 2016. The U.S. dollar to the Polish zloty exchange rate at March 31, 2015 was $1.00 to zł3.7972 compared to $1.00 to zł3.7397 at March 31, 2016. The U.S. dollar to the Mexican peso exchange rate at March 31, 2015 was $1.00 to $15.2427 compared to $1.00 to $17.2509 at March 31, 2016.

Income tax expense/benefit
For the three months ended March 31, 2016, we recorded an income tax expense of $4.4 million compared to an income tax benefit of $7.6 million for the three months ended March 31, 2015. The resulting effective tax rate for the first quarter of 2016 and 2015 was (27.5)% and 65.0%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

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
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net loss (GAAP)	$(20,475)	$(4,068)
Plus:
Interest expense, net	18,971	18,988
Income tax expense (benefit)	4,412	(7,561)
Depreciation and amortization	10,747	11,375
Foreign currency exchange losses, net	3,544	4,278
Share-based compensation	1,736	1,926
Other expense (income), net	(59)	309
Advisory fees	767	984
Reorganization and restructuring charges	3,769	759
Other adjustments	47	352
Adjusted EBITDA (Non-GAAP)	$23,459	$27,342

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
We use this Non-GAAP Financial Measure to calculate debt covenant ratios, to the extent it differs from Adjusted EBITDA as described above. We believe that our presentation of this measure provides investors with greater transparency with respect to the inputs utilized to determine covenant compliance. For the last twelve months ended March 31, 2016, our Credit Agreement EBITDA is $119.9 million.

	Three months ended March 31,
	2016	2015
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$23,459	$27,342
Plus:
Additional reorganization and restructuring charges	—	89
Additional effect of Inventory Optimization Program	330	—
Production curtailment	—	633
Impact of nonrecurring and unusual items in Brazil	—	2,609
Impact of nonrecurring and unusual items in Portugal	1,113	—
Pro forma selling and administrative expense savings	917	3,397
Pro forma manufacturing facility consolidation	1,173	1,173
Pro forma manufacturing facility labor savings	659	—
Additional other adjustments	—	202
Credit Agreement EBITDA (Non-GAAP)	$27,651	$35,445

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to fund working capital and capital expenditures, support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials. Based on our current assessment of our operating plan, we believe that our cash and cash equivalents balance, cash flow from operations and availability under our Revolving Loan Facility will be adequate to fund anticipated operating and capital requirements and other commitments over the next twelve months. As discussed in Note 4—“Borrowings” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report, our debt financing consists of secured credit facilities due in February 2017 and senior notes due in May 2017. We plan to either raise additional equity capital or refinance our current debt, or some combination thereof, in order to satisfy these obligations before they become due.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $119.4 million at March 31, 2016 compared to $122.1 million at December 31, 2015. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements.
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $28.9 million at March 31, 2016, cash and cash equivalents held by our foreign subsidiaries were $25.3 million, of which $7.6 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro and can be readily converted to U.S. dollars. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries, and our current plans do not require repatriation of these earnings other than servicing intercompany loans.

Working Capital Management
Within our asset base, working capital management is our largest opportunity for cash generation. During these challenging market conditions, we continue to monitor working capital and our cash conversion cycle. Working Capital, which is all current assets minus all current liabilities, decreased from $216.2 million at December 31, 2015 to $(91.1) million at March 31, 2016. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable and customer advances, increased from $230.4 million at December 31, 2015 to $243.0 million at March 31, 2016. The decrease in Working Capital was due to our secured credit facilities being considered current liabilities as they mature on February 15, 2017. Also, we saw declines in accounts receivable and accounts payable related to the reduced demand in certain key end markets of our business. Our days sales outstanding increased from 66 days at December 31, 2015 to 68 days at March 31, 2016 due to supporting customers in our challenging end markets with longer terms. Our days payable outstanding decreased from 54 days at December 31, 2015 to 51 days at March 31, 2016. Adjusted Working Capital as a percentage of annualized first quarter sales was 40.8% for the first quarter of 2016 compared to 36.4% for the fourth quarter of 2015 with a cash conversion cycle of 173 days and 152 days for the respective periods. We use Adjusted Working Capital to monitor our liquidity and believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments.

The following is a reconciliation of Adjusted Working Capital to working capital:

	March 31, 2016	December 31, 2015
	(in thousands)
Accounts receivable, net	$122,582	$124,463
Inventories, net	194,251	186,964
Accounts payable	(64,005)	(72,153)
Customer advances	(9,853)	(8,918)
Adjusted Working Capital (Non-GAAP)	242,975	230,356
Plus: All other current assets	77,156	33,494
Less: All other current liabilities	(411,192)	(47,672)
Working capital (GAAP)	$(91,061)	$216,178

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
	(in thousands)
Cash flows provided by (used in)
Operating activities	$5,672	$12,600
Investing activities	(5,055)	(9,212)
Financing activities	6,803	(11,930)
Effect of exchange rates on cash and cash equivalents	461	(4,460)
Increase (decrease) in cash and cash equivalents	7,881	(13,002)
Cash and cash equivalents, beginning of period	21,060	58,195
Cash and cash equivalents, end of period	$28,941	$45,193

Cash from Operating Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Net loss	$(20,475)	$(4,068)
Adjustments to reconcile net loss to net cash provided by operating activities	17,272	19,048
Changes in assets and liabilities	8,875	(2,380)
Net cash provided by operating activities	$5,672	$12,600

Cash flows from operating activities decreased in the three months ended March 31, 2016 over the prior period primarily due to less cash earnings related to business performance. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Capital expenditures	$(5,055)	$(9,212)
Net cash used in investing activities	$(5,055)	$(9,212)

We expect capital expenditures to be between $20.0 million and $30.0 million for the year ended December 31, 2016. A significant portion of the anticipated capital expenditures in the remainder of 2016 is not committed and represents discretionary capital investments that we plan to make as we believe they would generate an immediate return.

Cash from Financing Activities

	Three months ended March 31,
	2016	2015
	(in thousands)
Principal payments on long-term debt	$(792)	$(830)
Net borrowings (repayments) under revolving credit agreement	7,595	(11,100)
Net cash provided by (used in) financing activities	$6,803	$(11,930)

During the three months ended March 31, 2016, we received net cash provided by financing activities of $6.8 million.

Long-term Debt
For a detailed discussion of our long-term debt, see Note 6—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2015.

Net Debt
At March 31, 2016, our total debt, including capital leases, was $838.5 million compared to Net Debt of $807.7 million, with the difference being cash currently and eventually available to pay down our outstanding debt. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. Total debt increased $7.1 million from year-end primarily due to our decision to leave more cash in our European and Brazilian entities for liquidity reasons during the three months ended March 31, 2016. Net Debt decreased primarily because the increase in our cash and cash equivalents balance was greater than the increase in total debt. Our Net Leverage ratio, Net Debt to the last twelve months of Adjusted EBITDA, increased to 6.75x at March 31, 2016, compared to 6.34x at December 31, 2015, due to the decline in Adjusted EBITDA as a result of challenging market conditions. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt.

The following is a reconciliation of total debt to Net Debt:

	March 31, 2016	December 31, 2015
	(in thousands)
Borrowings under Revolving Loan Facility	$49,900	$42,305
Term Loan due 2017	305,662	306,454
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Capital lease obligations	1,900	1,619
Total debt at face value plus capital lease obligations (GAAP)	838,462	831,378
Less: Cash and cash equivalents	(28,941)	(21,060)
Less: Restricted cash	(1,791)	(1,522)
Net Debt (Non-GAAP)	$807,730	$808,796

As of March 31, 2016, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.74x at March 31, 2016 compared to the maximum ratio of 3.25x. The maximum Senior Secured Net Leverage Ratio will step-down to 3.00x effective June 30, 2016. As defined in our respective credit agreements, the interest coverage ratio was 1.90x at March 31, 2016 compared to a required ratio of no less than 1.50x. Based on our current assessment of our operating plan, we expect to remain in compliance with our debt covenants throughout 2016.

Free Cash Flow
We generated cash flow from operations of $5.7 million during the three months ended March 31, 2016 compared to a consumption of $1.1 million in Free Cash Flow during the same period. Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Our Free Cash Flow is lower than cash flow from operations primarily due to capital expenditures.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three months ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities (GAAP)	$5,672	$12,600
Less: capital expenditures	(5,055)	(9,212)
Effect of exchange rates on cash and cash equivalents	461	(4,460)
Other items	(12)	940
Free Cash Flow (Non-GAAP)	$1,066	$(132)

Contractual Obligations and Commitments
As of March 31, 2016, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2015.

Off-balance Sheet Arrangements
Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases, which have not materially changed from the disclosure in our annual report on Form 10-K for the year ended December 31, 2015. We also periodically maintain standby letters of credit for purchase of inventory, contract performance on certain sales contracts and other guarantees of our performance.

Critical Accounting Policies
A discussion of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies since year-end.

Recently Issued Accounting Standards
Refer to Note 1—“Interim Financial Statement Presentation” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report for recently issued accounting standards.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Other than as described below, there was no material change from the information included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our annual report on Form 10-K for the year ended December 31, 2015.

Foreign Currency Exchange Rate Risk. The volatility in foreign currency exchange rates resulted in significant unrealized foreign currency exchange gains of $16.2 million on intercompany loans denominated in U.S. dollars for the three months ended March 31, 2016. At March 31, 2016, we had intercompany loans that required remeasurement in the aggregate amount of $361.6 million, of which $269.4 million were with a subsidiary whose functional currency is the euro. The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the exchange rates of the U.S. dollar to the euro, Polish zloty and Mexican peso are shown in the following table:

	Three months ended March 31,
	2016
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to hypothetical 10% rate movement:
U.S. dollar to euro	$(29,326)	$53,359
U.S. dollar to Polish zloty	(4,580)	12,727
U.S. dollar to Mexican peso	(217)	243

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

Cross-currency swaps:
Fair value at December 31, 2015	$47,311
Unrealized loss for the three months ended March 31, 2016	(18,137)
Fair value at March 31, 2016	29,174
Change in fair value due to hypothetical 10% foreign currency exchange rate movement	43,937

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
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at March 31, 2016. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
We are not a party to any material legal proceedings. From time to time, we are involved in routine litigation arising in the ordinary course of business, which is incidental to our operations. For further information required by this item, refer to Note 11—“Contingencies” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report.

Item 1A.Risk Factors
There have been no material changes in our Risk Factors from those disclosed in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2015.

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

10.1
Employee Bonus Plan, dated January 1, 2015, as amended and restated on January 1, 2016 (incorporated by reference to Exhibit 10.10 to the Registrant's annual report on Form 10-K (File No. 333-174896), filed on March 10, 2016).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	May 13, 2016	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)