Form 10-Q
period 2016-06-30
WireCo WorldGroup Inc.
filed 2016-08-11
CIK 1522182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐   NO  ☒
There is no market for the Registrant’s equity, all of which is held by affiliates of WireCo WorldGroup (Cayman) Inc. (the “Company”). As of August 8, 2016 the Registrant had 100 shares of common stock outstanding.

WireCo WorldGroup Inc.
Quarterly Report
For the period ended June 30, 2016

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements (unaudited)
WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share data)

Assets	June 30, 2016	December 31, 2015
Current assets:	(unaudited)
Cash and cash equivalents	$43,124	$21,060
Restricted cash	1,819	1,522
Accounts receivable, less allowance for doubtful accounts of $2,259 and $2,180, at June 30, 2016 and December 31, 2015, respectively	128,412	124,463
Other receivables	3,395	2,779
Inventories, net	188,403	186,964
Prepaid expenses and other current assets	7,728	8,133
Total current assets	$372,881	$344,921
Property, plant and equipment, less accumulated depreciation of $192,508 and $196,653, at June 30, 2016 and December 31, 2015, respectively	272,960	283,655
Intangible assets, net	99,630	102,765
Goodwill	182,782	181,738
Non-current deferred income tax assets	142	1,459
Non-current derivative assets	—	47,519
Other non-current assets	9,235	9,272
Total assets	$937,630	$971,329
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$827,208	$8,948
Interest payable	6,085	6,159
Accounts payable	67,890	72,153
Accrued compensation and benefits	19,081	18,516
Other current liabilities	23,575	22,967
Total current liabilities	$943,839	$128,743
Long-term debt, excluding current maturities	—	811,090
Non-current deferred income tax liabilities	34,476	34,214
Other non-current liabilities	14,620	13,711
Total liabilities	$992,935	$987,758
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value. 3,000,000 shares authorized; 2,054,374 and 2,005,205 shares issued and outstanding, respectively at June 30, 2016 and December 31, 2015	$21	$21
Additional paid-in capital	243,689	240,379
Accumulated other comprehensive loss	(80,584)	(80,694)
Accumulated deficit	(205,871)	(164,263)
Treasury stock, at cost. 49,169 shares at June 30, 2016 and December 31, 2015	(14,465)	(14,465)
Total stockholders’ deficit attributable to WireCo WorldGroup (Cayman) Inc.	$(57,210)	$(19,022)
Non-controlling interests	1,905	2,593
Total stockholders’ deficit	$(55,305)	$(16,429)
Total liabilities and stockholders’ deficit	$937,630	$971,329
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$156,438	$173,814	$305,439	$354,170
Cost of sales	(119,025)	(133,032)	(231,403)	(271,387)
Gross profit	37,413	40,782	74,036	82,783
Other operating expenses:
Selling expenses	(8,714)	(9,912)	(17,248)	(19,687)
Administrative expenses	(16,547)	(17,786)	(36,164)	(35,758)
Amortization expense	(2,167)	(2,174)	(4,245)	(4,483)
Total other operating expenses	(27,428)	(29,872)	(57,657)	(59,928)
Operating income	9,985	10,910	16,379	22,855
Other income (expense):
Interest expense, net	(16,204)	(16,637)	(35,175)	(35,625)
Foreign currency exchange losses, net	(13,869)	(2,689)	(17,413)	(6,966)
Other income (expense), net	(1,910)	80	(1,851)	(228)
Total other expense, net	(31,983)	(19,246)	(54,439)	(42,819)
Loss before income taxes	(21,998)	(8,336)	(38,060)	(19,964)
Income tax benefit (expense)	123	(6,709)	(4,289)	852
Net loss	(21,875)	(15,045)	(42,349)	(19,112)
Less: Net loss attributable to non-controlling interests	(214)	(926)	(741)	(246)
Net loss attributable to WireCo WorldGroup (Cayman) Inc.	$(21,661)	$(14,119)	$(41,608)	$(18,866)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(21,875)	$(15,045)	$(42,349)	$(19,112)
Other comprehensive loss:
Foreign currency translation gain (loss)	(2,793)	(4,886)	163	(22,342)
Comprehensive loss	(24,668)	(19,931)	(42,186)	(41,454)
Less: Comprehensive loss attributable to non-controlling interests	(313)	(1,946)	(688)	(1,088)
Comprehensive loss attributable to WireCo WorldGroup (Cayman) Inc.	$(24,355)	$(17,985)	$(41,498)	$(40,366)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(42,349)	$(19,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,529	22,514
Amortization of debt issuance costs, discounts and premium	3,820	3,836
Share-based compensation	3,310	3,852
Unrealized gains on derivative instruments, net	—	(23,649)
Realized losses on derivative instruments, net	18,607	—
Proceeds from derivative instruments	28,704	—
Unrealized foreign currency exchange losses (gains), net	(3,627)	27,951
Provision for deferred income taxes	1,245	(30)
Other adjustments	2,032	(131)
Changes in assets and liabilities:
Accounts receivable	(1,348)	4,319
Inventories	(1,177)	11,153
Prepaid expenses and other assets	(768)	(2,465)
Interest payable	(76)	(103)
Accounts payable	(4,119)	(19,781)
Other accrued liabilities	2,269	3,350
Net cash provided by operating activities	$28,052	$11,704
Cash flows from investing activities:
Capital expenditures	(9,013)	(17,462)
Net cash used in investing activities	$(9,013)	$(17,462)
Cash flows from financing activities:
Principal payments on long-term debt	(7,349)	(16,324)
Debt issuance costs paid	—	(1,067)
Borrowings under revolving credit agreement	53,250	47,400
Repayments under revolving credit agreement	(42,550)	(40,550)
Net cash provided by (used in) financing activities	$3,351	$(10,541)
Effect of exchange rates on cash and cash equivalents	(326)	(3,852)
Increase (decrease) in cash and cash equivalents	$22,064	$(20,151)
Cash and cash equivalents, beginning of period	21,060	58,195
Cash and cash equivalents, end of period	$43,124	$38,044
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of interest capitalized	$30,777	$33,865
Cash paid for income taxes, net of refunds	4,279	3,384
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
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. This ASU requires prospective adoption and is effective for the Company during the first quarter of 2017, with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
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
Stock Subscription Agreement
On June 25, 2016, the Company entered into a Stock Subscription Agreement (the "Subscription Agreement"), with Onex Wildcat LLC ("Onex") pursuant to which the Company agreed to issue and sell to Onex approximately 5.0 million newly issued ordinary shares, par value $0.01 per share, for a majority interest in the Company, in exchange for aggregate consideration of approximately $260,000, which will be paid in cash (collectively referred to as the "Transaction"). The cash received will be

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

used to repay the Company’s existing credit facilities and notes and fees and expenses in connection with the transactions. The purchase price and the aggregate number of shares to be issued to Onex at closing is subject to adjustment in accordance with the terms of the Subscription Agreement based on the amount of indebtedness of the Company as of June 30, 2016.
The Subscription Agreement contains representations and warranties of the Company and Onex which are customary for transactions of this type and which do not survive the closing of the Transaction. The Company has agreed, subject to the terms of the Subscription Agreement, to various customary covenants, including, among others, to operate its business in the ordinary course and substantially in accordance with past practice. Onex has obtained committed financing in connection with the Transaction and has agreed, subject to the terms of the Subscription Agreement, to use its reasonable best efforts to obtain such financing on the terms of its commitment letters. The parties have also agreed to use their respective reasonable best efforts to obtain any approvals from governmental authorities necessary for the Transaction, including antitrust approvals. It is expected that in connection with the consummation of the Transaction, the Company’s existing indebtedness will be repaid, redeemed or discharged.
The issuance of shares under the Subscription Agreement is subject to customary closing conditions, including, among other things, (i) the absence of any law or order that would make the Company’s issuance or Onex’s purchase of the shares illegal or would otherwise prohibit such issuance, sale or purchase, or would otherwise prohibit the consummation of the transactions; (ii) expiration or termination of applicable waiting periods, or receipt of applicable approvals, under applicable antitrust laws, including European Commission approval and the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the availability of the senior debt financing required to consummate the Transaction; and (iv) the satisfaction of the conditions to repayment, redemption or discharge of the Company’s existing financing. The Subscription Agreement contains customary termination rights for both the Company and Onex, including the right of either party to terminate the Subscription Agreement if the closing shall not have occurred on or before October 31, 2016. A termination fee may be payable by Onex if financing for the Transaction cannot be obtained by closing in accordance with the terms of the Subscription Agreement.

(2) Inventories, net
The major classes of inventories were as follows as of the dates indicated:

	June 30, 2016	December 31, 2015
Raw materials, net	$66,960	$64,826
Work in process, net	6,753	9,535
Finished goods, net	114,690	112,603
Inventories, net	$188,403	$186,964

(3) Intangible Assets and Goodwill
The components of finite-lived intangible assets were as follows as of the dates indicated:

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived assets
Customer relationships	$117,951	$(94,569)	$23,382	$117,459	$(90,736)	$26,723
Patented and unpatented technology	17,419	(10,735)	6,684	17,395	(10,271)	7,124
Other	6,250	(6,250)	—	6,214	(6,214)	—
Total finite-lived intangible assets	$141,620	$(111,554)	$30,066	$141,068	$(107,221)	$33,847

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Using the exchange rates in effect at period end, estimated amortization of finite-lived intangible assets as of June 30, 2016 was as follows:

Remainder of 2016	$4,201
2017	6,852
2018	3,224
2019	2,986
2020	2,748
Thereafter	10,055
Total	$30,066

Intangible assets with indefinite lives are not amortized. The carrying values of trade names as of June 30, 2016 and December 31, 2015 were $69,564 and $68,918, respectively.

The change in the carrying value of goodwill was as follows as of the dates indicated:

December 31, 2015	$181,738
Foreign currency translation	1,044
June 30, 2016	$182,782

(4) Borrowings
Outstanding debt consisted of the following as of the dates indicated:

	June 30, 2016	December 31, 2015
Current
Borrowings under Revolving Loan Facility	53,005	—
Term Loan due 2017	299,105	—
9.00% Senior Notes due 2017	56,000	—
9.50% Senior Notes due 2017	425,000	—
Current maturities of long-term debt	—	8,948
Less: Unamortized discount, net	(522)	—
Less: Deferred financing fees, net	(5,380)	—
Current maturities of long-term debt, net of unamortized discount and deferred financing fees	$827,208	$8,948
Long-Term
Borrowings under Revolving Loan Facility	—	42,305
Term Loan due 2017	—	306,454
9.00% Senior Notes due 2017	—	56,000
9.50% Senior Notes due 2017	—	425,000
Less: Unamortized premium (discount), net	—	(603)
Less: Deferred financing fees, net	—	(9,118)
Less: Current maturities of long-term debt	—	(8,948)
Long-term debt, net of unamortized premium (discount) and deferred financing fees	$—	$811,090

For a detailed discussion of the Company's borrowings, see Note 6—“Borrowings” to the Company's audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of the annual report on Form 10-K for the year ended December 31, 2015.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

The Company currently has $352,110 of outstanding debt which matures on February 15, 2017 and $481,000 of outstanding debt which matures on May 15, 2017. The Company plans to either raise additional equity capital or refinance its current debt, or some combination thereof, in order to satisfy these obligations before they become due. As discussed in Note 1—“Interim Financial Statement Presentation”, Onex has obtained committed financing such that the proceeds of the credit facilities, together with the $260,000 equity investment from Onex and cash on hand at the Company, will be sufficient to repay the Company's existing credit facilities and notes before the debt becomes due.

Senior Secured Credit Facilities - Revolving Loan Facility and Term Loan due 2017
The Company's maximum borrowing capacity under the Revolving Loan Facility is $145,000. As of June 30, 2016, availability under the Revolving Loan Facility was $71,807. Availability is based upon the maximum borrowing capacity, less outstanding borrowings and letters of credit, and if applicable, further restricted by certain covenants in the Company's credit agreements. Outstanding letters of credit were $20,188 at June 30, 2016. The variable interest rate on the Revolving Loan Facility and Term Loan due 2017 at June 30, 2016 was 5.33% and 6.00%, respectively.

Interest expense, net
Net interest expense consists of:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest on debt	$14,516	$14,570	$31,714	$31,685
Amortization of debt issuance costs, discounts and premium	1,824	1,980	3,820	3,836
Capitalized interest	(152)	(60)	(331)	(123)
Other	16	147	(28)	227
Interest expense, net	$16,204	$16,637	$35,175	$35,625

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
During May 2016, the Company terminated all of its outstanding cross-currency swap agreements. On May 12, 2016, the Company settled $150,000 of its $300,000 of cross-currency swaps entered into in September 2014 and the entire $125,000 cross-currency swap entered into in June 2015, for total cash proceeds of $10,363 and a realized loss of $1,685 for the three months ended June 30, 2016 and a realized loss of $13,574 for the six months ended June 30, 2016. On May 19, 2016, the Company settled the remaining $150,000 of its $300,000 of cross-currency swaps entered into in September 2014 for total cash proceeds of $18,340 and a realized gain of $1,214 for the three months ended June 30, 2016 and a realized loss of $5,033 for the six months ended June 30, 2016.
The Company incurred settlements with each of its counterparties during 2016, which resulted in a net reduction in Interest expense, net of $2,530 and $2,635 for the three and six months ended June 30, 2016, respectively.
The Company's derivative financial instruments did not qualify for hedge accounting treatment and accordingly, changes in fair value were recorded in Foreign currency exchange gains (losses) within the consolidated statements of operations. The

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Company recognized a realized loss of $470 during the three months ended June 30, 2016 and a realized loss of $18,607 during the six months ended June 30, 2016 that were recorded in Foreign currency exchange gains (losses) in the consolidated statements of operations.
From time to time, the Company enters into foreign currency forward contracts to mitigate the exchange rate risk associated with fluctuations of the U.S. dollar to various foreign currencies on internal cash movements associated with its global operations. The Company recognized an unrealized loss on foreign currency forward contracts of $127 during the three and six months ended June 30, 2016 that was recorded in Foreign currency exchange gains (losses) in the consolidated statements of operations.
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

June 30, 2016
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Current derivative assets	$—	$—	$—
Cross-currency swap	Other current liabilities	—	—	—
Foreign currency forward contract	Other current liabilities	—	127	—

		December 31, 2015
		Level 1	Level 2	Level 3
Derivatives Designated	Balance Sheet Classification
Cross-currency swaps	Non-current derivative assets	$—	$47,519	$—
Cross-currency swap	Other non-current liabilities	—	208	—
Foreign currency forward contract	Other current liabilities	—	—	—
The carrying amounts and estimated fair values of the Company’s outstanding debt at June 30, 2016 were as follows:

	Carrying amount	Estimated fair value
Revolving Loan Facility	$53,005	$53,005
Term Loan due 2017	298,413	297,856
9.00% Senior Notes due 2017	56,000	55,300
9.50% Senior Notes due 2017	425,170	420,750
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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(7) Share-based Compensation
Changes in the Company's outstanding service-based stock option awards since December 31, 2015 were as follows:

Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding at December 31, 2015	508,591	$171.15
Granted	—	—
Exercised	—	—
Expired	(10,300)	221.82
Forfeited	(6,000)	270.85
Other	—	—
Outstanding at June 30, 2016	492,291	$168.87	3.3
Vested and expected to vest as of June 30, 2016	492,291	168.87	3.3
Exercisable at June 30, 2016	414,858	151.77	2.6
At June 30, 2016, total unrecognized compensation cost related to the unvested portion of the Company's service-based stock option awards that remains to be expensed was $4,530, with the weighted average remaining years to vest of approximately 1.42 years. On August 1, 2016, the Company provided notice to its option and equity holders that pursuant to the 2008 Long Term Incentive Plan, all outstanding options, vested and unvested, shall be canceled upon the closing of the Transaction.

(8) Restructuring Charges
As part of the Company's initiatives to manage costs in response to the challenges in certain end markets, the Company reduced its production and administrative workforce during 2016. Restructuring charges related to employee termination and related benefits were recorded in Administrative expenses in the consolidated statement of operations. The accrual balance is included in Other current liabilities on the consolidated balance sheet.
A rollforward of this restructuring activity is set forth below:

Balance at December 31, 2015	$1,118
Restructuring charges incurred in 2016	2,632
Payments made in 2016	(1,929)
Balance at June 30, 2016	$1,821

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
The effective income tax rate for the three months ended June 30, 2016 and 2015 was 0.6% and (80.5)%, respectively. The effective income tax rate for the six months ended June 30, 2016 and 2015 was (11.3)% and 4.3%, respectively. The Company's effective income tax rates differ from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

(10) Related Party Transactions
Paine & Partners, LLC (“Paine & Partners”), which manages the funds that control the Company, has entered into a management agreement with the Company to provide administrative and other support services. During the first quarters of 2016 and 2015, the Company paid an annual management fee of $2,300 and $3,112, respectively. This annual management fee is deferred as a prepaid and recognized ratably over the year as the services are provided. The Company recognized management fee expense of $575 and $778 during the three months ended June 30, 2016 and 2015 respectively, and $1,150 and $1,556 during the six months ended June 30, 2016 and 2015, respectively, that was recorded in Administrative expenses in the consolidated statements of operations.
During the three months ended June 30, 2016 and 2015, the Company had product sales of $368 and $163, and during the six months ended June 30, 2016 and 2015, the Company had product sales of $586 and $445, respectively, to its Spanish joint venture, Lankhorst Euronete Espana SA. The Company purchased $113 and $1,324 of product during the six months ended June 30, 2016 and 2015, respectively, from its Greek joint venture, Eurorope Performance Rope Producers SA.

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

(12) Segment Reporting
The Company reports the manufacturing, marketing, selling and distribution of wire and synthetic ropes, specialty wire and engineered products as one operating and one reportable segment. The Company's net sales by product line for the periods presented was as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2016		2015		2016		2015
Product line net sales	($)	(%)	($)	(%)	($)	(%)	($)	(%)
Rope	$108,936	70%	$125,935	72%	$215,361	71%	$256,268	72%
Specialty wire	29,959	19%	30,946	18%	58,121	19%	63,822	18%
Engineered products	17,543	11%	16,933	10%	31,957	10%	34,080	10%
Total net sales	$156,438	100%	$173,814	100%	$305,439	100%	$354,170	100%

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$7,066	$27,876	$8,159	$—	$43,124
Restricted cash	—	—	801	1,018	—	1,819
Accounts receivable, net	—	28,630	62,847	36,935	—	128,412
Intercompany accounts receivable	3,333	30,867	23,321	30,284	(87,805)	—
Other receivables	—	(2,873)	5,056	1,212	—	3,395
Inventories, net	—	67,427	93,652	27,324	—	188,403
Prepaid expenses and other current assets	—	2,837	3,923	968	—	7,728
Total current assets	$3,356	$133,954	$217,476	$105,900	$(87,805)	$372,881
Long-term intercompany notes receivable	(20)	403,913	15,765	108,594	(528,252)	—
Property, plant and equipment, net	—	46,443	183,805	42,712	—	272,960
Intangible assets, net	—	29,031	55,516	15,083	—	99,630
Goodwill	—	116,842	46,946	18,994	—	182,782
Investments in subsidiaries	(60,291)	—	85,303	7,833	(32,845)	—
Non-current deferred income tax assets	—	—	(345)	487	—	142
Other non-current assets	—	257	8,970	8	—	9,235
Total assets	$(56,955)	$730,440	$613,436	$299,611	$(648,902)	$937,630
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$827,208	$—	$—	$—	$827,208
Interest payable	—	6,026	—	59	—	6,085
Accounts payable	—	11,783	46,839	9,268	—	67,890
Accrued compensation and benefits	—	2,638	12,974	3,469	—	19,081
Intercompany accounts payable	25	34,822	42,476	10,299	(87,622)	—
Other current liabilities	230	4,397	16,476	2,472	—	23,575
Total current liabilities	$255	$886,874	$118,765	$25,567	$(87,622)	$943,839
Long-term intercompany notes payable	—	—	505,634	22,613	(528,247)	—
Non-current deferred income tax liabilities	—	10,373	16,905	7,198	—	34,476
Other non-current liabilities	—	879	12,359	1,382	—	14,620
Total liabilities	$255	$898,126	$653,663	$56,760	$(615,869)	$992,935

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Stockholders’ equity:
Total stockholders’ equity attributable to WireCo WorldGroup (Cayman) Inc.	(57,210)	(167,686)	(34,641)	235,360	(33,033)	(57,210)
Non-controlling interests	—	—	(5,586)	7,491	—	1,905
Total stockholders’ equity	$(57,210)	$(167,686)	$(40,227)	$242,851	$(33,033)	$(55,305)
Total liabilities and stockholders’ equity	$(56,955)	$730,440	$613,436	$299,611	$(648,902)	$937,630

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

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$42,884	$94,949	$40,076	$(21,471)	$156,438
Cost of sales	—	(35,176)	(73,631)	(32,295)	22,077	(119,025)
Gross profit	—	7,708	21,318	7,781	606	37,413
Other operating expenses:
Selling expenses	—	(2,369)	(3,845)	(2,500)	—	(8,714)
Administrative expenses	(191)	(10,777)	(5,762)	(1,318)	1,501	(16,547)
Amortization expense	—	(757)	(1,199)	(211)	—	(2,167)
Total other operating expenses	(191)	(13,903)	(10,806)	(4,029)	1,501	(27,428)
Operating income (loss)	(191)	(6,195)	10,512	3,752	2,107	9,985
Other income (expense):
Interest income (expense), net	2,116	(11,266)	(8,478)	1,424	—	(16,204)
Equity loss from subsidiaries	(22,529)	—	(17,596)	(173)	40,298	—
Foreign currency exchange gains (losses), net	(1,057)	473	(13,454)	169	—	(13,869)
Other income (expense), net	—	(1,675)	(251)	16	—	(1,910)
Total other income (expense), net	(21,470)	(12,468)	(39,779)	1,436	40,298	(31,983)
Income (loss) before income taxes	(21,661)	(18,663)	(29,267)	5,188	42,405	(21,998)
Income tax benefit (expense)	—	(157)	(344)	624	—	123
Net income (loss)	(21,661)	(18,820)	(29,611)	5,812	42,405	(21,875)
Less: Net income (loss) attributable to non-controlling interests	—	—	(620)	406	—	(214)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(21,661)	(18,820)	(28,991)	5,406	42,405	(21,661)
Comprehensive income (loss)	$(24,668)	$(18,820)	$(32,404)	$8,819	$42,405	$(24,668)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Three months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$48,695	$109,690	$37,957	$(22,528)	$173,814
Cost of sales	—	(38,041)	(88,029)	(28,848)	21,886	(133,032)
Gross profit	—	10,654	21,661	9,109	(642)	40,782
Other operating expenses:
Selling expenses	—	(2,874)	(4,244)	(2,794)	—	(9,912)
Administrative expenses	(421)	(7,714)	(8,258)	(1,393)	—	(17,786)
Amortization expense	—	(757)	(1,128)	(289)	—	(2,174)
Total other operating expenses	(421)	(11,345)	(13,630)	(4,476)	—	(29,872)
Operating income (loss)	(421)	(691)	8,031	4,633	(642)	10,910
Other income (expense):
Interest income (expense), net	(102)	(8,183)	(9,819)	1,467	—	(16,637)
Equity income (loss) from subsidiaries	(13,596)	—	(21,959)	465	35,090	—
Foreign currency exchange gains (losses), net	—	(16,501)	15,907	(2,095)	—	(2,689)
Other income (expense), net	—	(34)	112	2	—	80
Total other expense, net	(13,698)	(24,718)	(15,759)	(161)	35,090	(19,246)
Income (loss) before income taxes	(14,119)	(25,409)	(7,728)	4,472	34,448	(8,336)
Income tax expense	—	(171)	(4,295)	(2,243)	—	(6,709)
Net income (loss)	(14,119)	(25,580)	(12,023)	2,229	34,448	(15,045)
Less: Net loss attributable to non-controlling interests	—	—	(853)	(73)	—	(926)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(14,119)	(25,580)	(11,170)	2,302	34,448	(14,119)
Comprehensive income (loss)	$(19,931)	$(25,580)	$(16,909)	$8,041	$34,448	$(19,931)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$81,539	$189,096	$78,803	$(43,999)	$305,439
Cost of sales	—	(65,433)	(147,142)	(62,827)	43,999	(231,403)
Gross profit	—	16,106	41,954	15,976	—	74,036
Other operating expenses:
Selling expenses	—	(4,744)	(7,345)	(5,159)	—	(17,248)
Administrative expenses	(382)	(24,962)	(9,356)	(2,964)	1,500	(36,164)
Amortization expense	—	(1,481)	(2,355)	(409)	—	(4,245)
Total other operating expenses	(382)	(31,187)	(19,056)	(8,532)	1,500	(57,657)
Operating income (loss)	(382)	(15,081)	22,898	7,444	1,500	16,379
Other income (expense):
Interest income (expense), net	2,221	(22,941)	(17,170)	2,715	—	(35,175)
Equity income (loss) from subsidiaries	(26,284)	—	(30,137)	27	56,394	—
Foreign currency exchange gains (losses), net	(17,163)	(1,552)	6,660	(5,358)	—	(17,413)
Other income (expense), net	—	(1,693)	(225)	67	—	(1,851)
Total other expense, net	(41,226)	(26,186)	(40,872)	(2,549)	56,394	(54,439)
Income (loss) before income taxes	(41,608)	(41,267)	(17,974)	4,895	57,894	(38,060)
Income tax expense	—	(251)	(3,109)	(929)	—	(4,289)
Net income (loss)	(41,608)	(41,518)	(21,083)	3,966	57,894	(42,349)
Less: Net income (loss) attributable to non-controlling interests	—	—	(1,395)	654	—	(741)
Net income (loss) attributable to WireCo WorldGroup (Cayman) Inc.	(41,608)	(41,518)	(19,688)	3,312	57,894	(41,608)
Comprehensive income (loss)	$(42,186)	$(41,518)	$(20,920)	$4,544	$57,894	$(42,186)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net sales	$—	$106,662	$225,787	$72,061	$(50,340)	$354,170
Cost of sales	—	(85,363)	(178,993)	(57,288)	50,257	(271,387)
Gross profit	—	21,299	46,794	14,773	(83)	82,783
Other operating expenses:
Selling expenses	—	(5,923)	(8,151)	(5,613)	—	(19,687)
Administrative expenses	(612)	(19,817)	(12,730)	(2,599)	—	(35,758)
Amortization expense	—	(1,514)	(2,381)	(588)	—	(4,483)
Total other operating expenses	(612)	(27,254)	(23,262)	(8,800)	—	(59,928)
Operating income (loss)	(612)	(5,955)	23,532	5,973	(83)	22,855
Other income (expense):
Interest income (expense), net	(204)	(18,735)	(19,579)	2,893	—	(35,625)
Equity income (loss) from subsidiaries	(18,050)	—	2,011	666	15,373	—
Foreign currency exchange gains (losses), net	—	23,949	(36,682)	5,767	—	(6,966)
Other income (expense), net	—	(127)	(109)	8	—	(228)
Total other income (expense), net	(18,254)	5,087	(54,359)	9,334	15,373	(42,819)
Income (loss) before income taxes	(18,866)	(868)	(30,827)	15,307	15,290	(19,964)
Income tax benefit (expense)	—	(132)	(1,053)	2,037	—	852
Net income (loss)	(18,866)	(1,000)	(31,880)	17,344	15,290	(19,112)
Less: Net loss attributable to non-controlling interests	—	—	(49)	(197)	—	(246)
Net income (loss) attributable to WireCo WorldGroup (Cayman), Inc.	(18,866)	(1,000)	(31,831)	17,541	15,290	(18,866)
Comprehensive income (loss)	$(41,454)	$(1,000)	$(51,171)	$36,881	$15,290	$(41,454)

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six months ended June 30, 2016
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$25,135	$(14,961)	$11,258	$6,620	$—	$28,052
Cash flows from investing activities:
Capital expenditures	—	(2,459)	(5,262)	(1,292)	—	(9,013)
Repayments from intercompany loans	—	18,757	1,594	—	(20,351)	—
Investment in subsidiaries	(25,133)	—	—	—	25,133	—
Net cash provided by (used in) investing activities	$(25,133)	$16,298	$(3,668)	$(1,292)	$4,782	$(9,013)
Cash flows from financing activities:
Principal payments on long-term debt	—	(7,349)	—	—	—	(7,349)
Decreases in intercompany notes	—	—	(15,757)	(4,594)	20,351	—
Borrowings under revolving credit agreement	—	53,250	—	—	—	53,250
Repayments under revolving credit agreement	—	(42,550)	—	—	—	(42,550)
Capital contributions received	—	—	25,133	—	(25,133)	—
Net cash provided by (used in) financing activities	$—	$3,351	$9,376	$(4,594)	$(4,782)	$3,351
Effect of exchange rates on cash and cash equivalents	—	—	4	(330)	—	(326)
Increase in cash and cash equivalents	$2	$4,688	$16,970	$404	$—	$22,064
Cash and cash equivalents, beginning of period	21	2,378	10,906	7,755	—	21,060
Cash and cash equivalents, end of period	$23	$7,066	$27,876	$8,159	$—	$43,124

WIRECO WORLDGROUP (CAYMAN) INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands)
(unaudited)

	Six months ended June 30, 2015
	WireCo WorldGroup (Cayman) Inc. (Parent)	WireCo WorldGroup Inc. (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$14,560	$5,409	$(8,265)	$—	$11,704
Cash flows from investing activities:
Capital expenditures	—	(4,223)	(9,659)	(3,580)	—	(17,462)
Repayments from intercompany loans	—	959	—	—	(959)	—
Net cash used in investing activities	$—	$(3,264)	$(9,659)	$(3,580)	$(959)	$(17,462)
Cash flows from financing activities:
Principal payments on long-term debt	—	(16,324)	—	—	—	(16,324)
Debt issuance costs paid	—	(1,067)	—	—	—	(1,067)
Borrowings under revolving credit agreement	—	47,400	—	—	—	47,400
Repayments under revolving credit agreement	—	(40,550)	—	—	—	(40,550)
Repayments of intercompany loans	—	—	(2,959)	2,000	959	—
Net cash provided by (used in) financing activities	$—	$(10,541)	$(2,959)	$2,000	$959	$(10,541)
Effect of exchange rates on cash and cash equivalents	—	—	(2,771)	(1,081)	—	(3,852)
Increase (decrease) in cash and cash equivalents	$—	$755	$(9,980)	$(10,926)	$—	$(20,151)
Cash and cash equivalents, beginning of period	24	4,178	35,792	18,201	—	58,195
Cash and cash equivalents, end of period	$24	$4,933	$25,812	$7,275	$—	$38,044

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

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the current views and assumptions of management with respect to future events regarding our business and industry in general. These forward-looking statements include all statements, other than statements of historical fact, regarding our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements include those containing such words as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “forecasts,” “outlook,” “plans,” “projects,” “should,” “targets,” “will,” or the negative of those words or other comparable terminology. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this quarterly report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. Such factors include, among others:

•	the general economic conditions in markets and countries where we have operations;

•	fluctuations in end market demand;

•	foreign currency exchange rate fluctuations;

•	risks associated with our non-U.S. operations;

•	our ability to meet quality standards;

•	our ability to protect our trade names;

•	the competitive environment in which we operate;

•	changes in the availability or cost of raw materials and energy;

•	risks associated with our manufacturing activities;

•	violations of laws and regulations;

•	the impact of environmental issues and changes in environmental laws and regulations;

•	our ability to successfully execute and integrate acquisitions;

•	an information technology system failure or breach of security;

•	comparability of our specified scaled disclosure requirements applicable to emerging growth companies;

•	labor disturbances, including any resulting from suspension or termination of our collective bargaining agreements;

•	our significant indebtedness;

•	covenant restrictions;

•	the interests of our principal equity holder may not be aligned with the holders of our 9.5% Senior Notes; and

•	credit-rating downgrades.

Any forward-looking statements that we make in this quarterly report speak only as of the date of such statement and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with GAAP. This MD&A includes various financial measures that have not been calculated in accordance with GAAP, commonly referred to as “Non-GAAP Financial Measures”.

These Non-GAAP Financial Measures include:

•	Adjusted EBITDA

•	Credit Agreement EBITDA

•	Adjusted Working Capital

•	Net Debt

•	Free Cash Flow

These measures are not in accordance with, or an alternative to, GAAP, and may be different from Non-GAAP Financial Measures used by other companies. These measures have important limitations as analytical tools and should not be considered in isolation, nor as a substitute for, or superior to, analysis of our results as reported under GAAP. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts. Also, in the respective sections of MD&A, we explain the ways in which management uses these Non-GAAP Financial Measures to evaluate our business and the reasons why management believes that these Non-GAAP Financial Measures provide useful information to investors.

Second Quarter 2016 Executive Summary
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
For the three months ended June 30, 2016, we reported sales of $156.4 million, a net loss of $21.9 million and Adjusted EBITDA of $25.6 million compared to sales of $173.8 million, a net loss of $15.0 million and Adjusted EBITDA of $27.1 million for the same period in 2015. For the six months ended June 30, 2016, we reported sales of $305.4 million, a net loss of $42.3 million and Adjusted EBITDA of $49.1 million compared to sales of $354.2 million, a net loss of $19.1 million and Adjusted EBITDA of $54.4 million for the same period in 2015. Given our global operations, the strengthening of the U.S. dollar as compared to the first half of 2015 had a negative impact on our results for the six months ended June 30, 2016.  For the six months ended June 30, 2016, approximately 70% of our sales were generated in currencies other than the U.S. dollar. The euro, Polish zloty and Mexican peso all devalued in relation to the U.S. dollar compared to the six months ended June 30, 2015.  Given the translation of our international results into U.S. dollars, this devaluation unfavorably impacted our sales by $2.0 million and $8.2 million and our Adjusted EBITDA by $0.5 million and $1.7 million for the three months and six months ended June 30, 2016, respectively. The foreign currency exchange impact on cash for the six months ended June 30, 2016 is a decrease of $0.3 million.
As a result of the weakening global oil, gas and crane rope markets, we announced in March 2016 the phased shutdown and ultimate closure of our steel wire rope manufacturing facility in St. Joseph, Missouri. The machinery and equipment will be moved to our other facilities and the land and buildings will be sold to a non-competitor located next door to our facility. We will continue to operate our fabricated products facility in St. Joseph at its existing site. Also in response to these weakening end markets, we reduced our factory workforce and implemented workforce reductions in several administrative departments. In addition, we took other cost containment measures in procurement and other non-personnel selling and administrative expenses. The disciplined management of capital expenditures continues to contribute to our cost savings initiatives.
We continue to believe that our targeted strategies will provide attractive long-term opportunities for sustainable growth despite short-term challenges in some of our end markets. We remain focused on maintaining our financial strength by adjusting our cost structure to reflect changes in demand levels and by proactively managing working capital and cash flow generation.
As discussed in Note 1—“Interim Financial Statement Presentation” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report, on June 25, 2016, we entered into a Stock Subscription Agreement with Onex pursuant to which we agreed to issue and sell to Onex approximately 5.0 million newly issued ordinary shares, par value $0.01 per share, for a majority interest in the Company, in exchange for aggregate consideration of approximately $260.0 million, which will be paid in cash. The cash received will be used to repay the Company's existing credit facilities and notes and fees and expenses in connection with the transactions. The purchase price and the aggregate number of shares to be issued to Onex at closing is subject to adjustment in accordance with the terms of the Subscription Agreement based on the amount of indebtedness of the Company as of June 30, 2016.

Consolidated Results of Operations
This section focuses on significant items that impacted our operating results for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Our results of operations have been converted to U.S. dollars from multiple currencies, which primarily include the euro, Polish zloty and Mexican peso. Our revenues and certain expenses are affected by fluctuations in the value of the U.S. dollar against these local currencies.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three months ended
	June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Net sales	$156,438	$173,814	$(17,376)	(10.0)%
Gross profit	37,413	40,782	(3,369)	(8.3)%
Other operating expenses	(27,428)	(29,872)	2,444	(8.2)%
Other expense, net	(31,983)	(19,246)	(12,737)	66.2%
Income tax benefit (expense)	123	(6,709)	6,832	NM
Net loss	$(21,875)	$(15,045)	$(6,830)	NM
Gross profit as % of net sales	23.9%	23.5%
Other operating expenses as % of net sales	17.5%	17.2%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $17.4 million, or 10.0%, for the three months ended June 30, 2016 as compared to the same period in 2015. Foreign currency exchange rate fluctuations contributed $2.0 million of the decrease due to the depreciation of the Polish zloty and Mexican peso when comparing the average exchange rates for the three months ended June 30, 2016 to the average exchange rates for the three months ended June 30, 2015.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $17.4 million primarily due to decreased sales in the oil and gas, industrial and infrastructure and maritime end markets. Sales to our offshore oil and gas end market decreased $6.1 million primarily due to timing of projects. Sales to our onshore oil and gas end market decreased $5.8 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count for the second quarter of 2016 was 448 compared to 971 in the second quarter of 2015, a 53.9% decline, and the rig count at June 30, 2016 was 486 compared to 962 at June 30, 2015. Sales to our industrial and infrastructure end market decreased $5.3 million primarily due to decreased demand for general purpose ropes related to oil and gas activities and weakening original equipment manufacturers ("OEM") crane backlogs. Sales to our maritime end market decreased $3.1 million primarily due to a global decline in ocean cargo shipments. Partially offsetting these decreases, sales to our mining end market increased $1.7 million and sales to our structures end market increased $1.2 million primarily due to timing of projects. Rope sales represented 70% of our total consolidated net sales for the three months ended June 30, 2016 compared to 72% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales increased $1.5 million for the three months ended June 30, 2016 compared to the same period last year primarily due to more Mexican governmental infrastructure projects than the second quarter of 2015. Specialty wire sales represented 19% of our total consolidated net sales for the three months ended June 30, 2016 compared to 18% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales increased $0.3 million for the three months ended June 30, 2016 compared to the same period last year. Engineered product sales represented 11% of our total consolidated net sales for the three months ended June 30, 2016 compared to 10% for the same period in 2015.

Gross profit
Gross profit decreased $3.4 million for the three months ended June 30, 2016 compared to the same period in 2015, and gross profit as a percentage of sales (“gross margin”) increased from 23.5% for the three months ended June 30, 2015 to 23.9% for the three months ended June 30, 2016. The decline in gross profit was directly related to the decline in sales, and the higher gross margin was due to cost savings initiatives executed throughout 2015 and the first half of 2016.

Other operating expenses

	Three months ended June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Selling expenses	$(8,714)	$(9,912)	$1,198	(12.1)%
Administrative expenses	(16,547)	(17,786)	1,239	(7.0)%
Amortization expense	(2,167)	(2,174)	7	(0.3)%
Other operating expenses	$(27,428)	$(29,872)	$2,444	(8.2)%

Other operating expenses decreased $2.4 million, or 8.2%, for the three months ended June 30, 2016 compared to the same period in 2015. Total other operating expenses as a percentage of net sales increased from 17.2% for the second quarter of 2015 to 17.5% for the second quarter of 2016.
Selling expenses decreased $1.2 million, or 12.1%, for the three months ended June 30, 2016 compared to the same period in 2015. We incurred $0.7 million less labor expenses, $0.2 million less external distributor commissions and $0.2 million less travel and entertainment expenses during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to cost savings initiatives and the decline in net sales during the period.
Administrative expenses decreased $1.2 million, or 7.0%, for the three months ended June 30, 2016 compared to the same period in 2015. We incurred $1.9 million less bonus expenses in the second quarter of 2016 than the same period last year primarily due to workforce reductions. Partially offsetting this decrease, severance expense was $0.7 million higher during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to workforce reductions.

Other expense, net

	Three months ended June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Interest expense, net	$(16,204)	$(16,637)	$433	(2.6)%
Foreign currency exchange losses, net	(13,869)	(2,689)	(11,180)	415.8%
Other income (expense), net	(1,910)	80	(1,990)	(2,487.5)%
Total other expense, net	$(31,983)	$(19,246)	$(12,737)	66.2%

Total other expense increased by $12.7 million, or 66.2%, for the three months ended June 30, 2016 compared to the same period in 2015. For the three months ended June 30, 2016, foreign currency exchange losses were $13.9 million compared to $2.7 million for the same period in 2015. At June 30, 2016 and 2015, we had intercompany loans that required remeasurement in the aggregate amounts of $360.4 million and $397.2 million, respectively. The U.S. dollar to euro exchange rate at June 30, 2015 was $1.00 to €0.8937 compared to $1.00 to €0.9007 at June 30, 2016. The U.S. dollar to the Polish zloty exchange rate at June 30, 2015 was $1.00 to zł3.7457 compared to $1.00 to zł3.9959 at June 30, 2016. The U.S. dollar to the Mexican peso exchange rate at June 30, 2015 was $1.00 to $15.6599 compared to $1.00 to $18.5550 at June 30, 2016.

Income tax expense/benefit
For the three months ended June 30, 2016, we recorded an income tax benefit of $0.1 million compared to an income tax expense of $6.7 million for the three months ended June 30, 2015. The resulting effective tax rate for the second quarter of 2016 and 2015 was 0.6% and (80.5)%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six months ended June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Net sales	$305,439	$354,170	$(48,731)	(13.8)%
Gross profit	74,036	82,783	(8,747)	(10.6)%
Other operating expenses	(57,657)	(59,928)	2,271	(3.8)%
Other expense, net	(54,439)	(42,819)	(11,620)	27.1%
Income tax benefit (expense)	(4,289)	852	(5,141)	NM
Net loss	$(42,349)	$(19,112)	$(23,237)	NM
Gross profit as % of net sales	24.2%	23.4%
Other operating expenses as % of net sales	18.9%	16.9%
NM = Not Meaningful

Net sales
Our consolidated net sales decreased $48.7 million, or 13.8%, for the six months ended June 30, 2016 as compared to the same period in 2015. Foreign currency exchange rate fluctuations contributed $8.2 million of the decrease due to the depreciation of the euro, Polish zloty and Mexican peso when comparing the average exchange rates for the six months ended June 30, 2016 to the average exchange rates for the six months ended June 30, 2015.
Excluding the impact of foreign currency exchange rate fluctuations, rope sales for the quarter decreased $39.0 million primarily due to decreased sales in the oil and gas, industrial and infrastructure and maritime end markets. Sales to our onshore oil and gas end market decreased $19.1 million primarily driven by a slowdown in domestic drilling activity evidenced by the decline in rig count. According to Baker Hughes, the average North American onshore rig count during the first six months of 2016 was 569 compared to 1,318 during the same period in 2015, a 56.8% decline. Sales to our industrial and infrastructure end market decreased $8.9 million primarily due to decreased demand for general purpose ropes related to oil and gas activities and weakening OEM crane backlogs. Sales to our offshore oil and gas end market decreased $6.1 million primarily due to timing of projects. Sales to our maritime end market decreased $4.5 million primarily due to a global decline in ocean cargo shipments. Rope sales represented 71% of our total consolidated net sales for the six months ended June 30, 2016 compared to 72% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, specialty wire sales increased $0.1 million for the six months ended June 30, 2016 compared to the same period last year. Specialty wire sales represented 19% of our total consolidated net sales for the six months ended June 30, 2016 compared to 18% for the same period in 2015.
Excluding the impact of foreign currency exchange rate fluctuations, engineered products sales decreased $2.0 million for the six months ended June 30, 2016 compared to the same period last year primarily due to lower sales of traditional offshore projects driven by the downturn in the oil and gas industry. Engineered product sales represented 10% of our total consolidated net sales for the six months ended June 30, 2016 compared to 10% for the same period in 2015.

Gross profit
Gross profit decreased $8.7 million for the six months ended June 30, 2016 compared to the same period in 2015, and gross margin increased from 23.4% for the six months ended June 30, 2015 to 24.2% for the six months ended June 30, 2016. The decline in gross profit was directly related to the decline in sales, and the higher gross margin was due to cost savings initiatives executed throughout 2015 and the first half of 2016.

Other operating expenses

	Six months ended June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Selling expenses	$(17,248)	$(19,687)	$2,439	(12.4)%
Administrative expenses	(36,164)	(35,758)	(406)	1.1%
Amortization expense	(4,245)	(4,483)	238	(5.3)%
Other operating expenses	$(57,657)	$(59,928)	$2,271	(3.8)%

Other operating expenses decreased $2.3 million, or 3.8%, for the six months ended June 30, 2016 compared to the same period in 2015. Total other operating expenses as a percentage of net sales increased from 16.9% for the six months ended June 30, 2015 to 18.9% for the six months ended June 30, 2016.
Selling expenses decreased $2.4 million, or 12.4%, for the six months ended June 30, 2016 compared to the same period in 2015. We incurred $1.0 million less external distributor commissions, $0.9 million less labor expenses and $0.4 million less travel and entertainment expenses during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to cost savings initiatives and the decline in net sales during the period.

Other expense, net

	Six months ended June 30,		Change
	2016	2015	Dollars	Percent
	(in thousands)
Interest expense, net	$(35,175)	$(35,625)	$450	(1.3)%
Foreign currency exchange losses, net	(17,413)	(6,966)	(10,447)	150.0%
Other expense, net	(1,851)	(228)	(1,623)	711.8%
Total other expense, net	$(54,439)	$(42,819)	$(11,620)	27.1%

Total other expense increased by $11.6 million, or 27.1%, for the six months ended June 30, 2016 compared to the same period in 2015. For the six months ended June 30, 2016, foreign currency exchange losses were $17.4 million compared to $7.0 million for the same period in 2015. At June 30, 2016 and 2015, we had intercompany loans that required remeasurement in the aggregate amounts of $360.4 million and $397.2 million, respectively. The U.S. dollar to euro exchange rate at June 30, 2015 was $1.00 to €0.8937 compared to $1.00 to €0.9007 at June 30, 2016. The U.S. dollar to the Polish zloty exchange rate at June 30, 2015 was $1.00 to zł3.7457 compared to $1.00 to zł3.9959 at June 30, 2016. The U.S. dollar to the Mexican peso exchange rate at June 30, 2015 was $1.00 to $15.6599 compared to $1.00 to $18.5550 at June 30, 2016.

Income tax expense/benefit
For the six months ended June 30, 2016, we recorded an income tax expense of $4.3 million compared to an income tax benefit of $0.9 million for the six months ended June 30, 2015. The resulting effective tax rate for the six months ended June 30, 2016 and 2015 was (11.3)% and 4.3%, respectively. The Company's effective tax rate differs from the applicable statutory tax rate primarily due to valuation allowances on deferred tax assets in various jurisdictions, mix of earnings (losses) by jurisdictions and the effects of foreign tax rate differences.

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
We use this Non-GAAP Financial Measure internally to evaluate our performance, allocate resources and for incentive compensation purposes. We believe that our presentation of this measure provides investors with greater transparency with respect to our results of operations and is useful for peer comparisons.
The following is a reconciliation of net loss to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net loss (GAAP)	$(21,875)	$(15,045)	$(42,349)	$(19,112)
Plus:
Interest expense, net	16,204	16,637	35,175	35,625
Income tax expense (benefit)	(123)	6,709	4,289	(852)
Depreciation and amortization	10,783	11,138	21,529	22,514
Foreign currency exchange losses, net	13,869	2,689	17,413	6,966
Share-based compensation	1,574	1,926	3,310	3,852
Other expense (income), net	1,910	(80)	1,851	228
Advisory fees	744	991	1,511	1,975
Reorganization and restructuring charges	2,505	1,498	6,274	2,257
Other adjustments	28	587	75	940
Adjusted EBITDA (Non-GAAP)	$25,619	$27,050	$49,078	$54,393

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
We use this Non-GAAP Financial Measure to calculate debt covenant ratios, to the extent it differs from Adjusted EBITDA as described above. We believe that our presentation of this measure provides investors with greater transparency with respect to the inputs utilized to determine covenant compliance. For the last twelve months ended June 30, 2016, our Credit Agreement EBITDA is $116.3 million.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted EBITDA (Non-GAAP)	$25,619	$27,050	$49,078	$54,393
Plus:
Additional reorganization and restructuring charges	—	172	—	261
Additional effect of Inventory Optimization Program	193	—	523	—
Production curtailment	—	491	—	1,124
Impact of nonrecurring and unusual items in Brazil	—	1,136	—	3,745
Impact of nonrecurring and unusual items in Portugal	641	—	1,754	—
Pro forma selling and administrative expense savings	—	1,850	917	5,247
Pro forma manufacturing facility consolidation	1,173	1,173	2,346	2,346
Pro forma manufacturing facility labor savings	659	—	1,318	—
Additional other adjustments	—	—	—	202
Credit Agreement EBITDA (Non-GAAP)	$28,285	$31,872	$55,936	$67,318

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity consist of cash from operations and borrowings under our Revolving Loan Facility. Our principal uses of cash are to fund working capital and capital expenditures, support operations and service our debt. Our liquidity is influenced by many factors, including the amount and timing of cash collections from our customers and fluctuations in the cost of our raw materials. As discussed in Note 4—“Borrowings” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report, our debt financing consists of secured credit facilities due in February 2017 and senior notes due in May 2017. We plan to either raise additional equity capital or refinance our current debt, or some combination thereof, in order to satisfy these obligations before they become due. Onex has obtained committed financing such that the proceeds of such financing, together with the $260.0 million equity investment from Onex and cash on hand at the Company, will be sufficient to repay the Company's existing credit facilities and notes before the debt becomes due. The Transaction is expected to substantially reduce our leverage and annual interest expense is expected to be reduced by over $20.0 million.
Total available liquidity, defined as availability under our Revolving Loan Facility plus cash and cash equivalents, was $114.9 million at June 30, 2016 compared to $122.1 million at December 31, 2015. Availability under the Revolving Loan Facility is based upon the maximum borrowing capacity of $145.0 million, less outstanding borrowings, letters of credit and if applicable, further restricted by certain covenants in our credit agreements.
We reinvest the earnings of substantially all of our subsidiaries in those respective operations. The foreign operating subsidiaries use cash generated from earnings to fund working capital, invest in capital expenditures and service interest and principal payments on intercompany debt. Our outstanding debt is issued by the U.S. operating subsidiary and there are intercompany loans within the Company's legal structure that are paid with earnings from the operating subsidiaries in foreign jurisdictions to provide liquidity in the U.S. for interest and principal payments on our outstanding debt. Of the consolidated cash and cash equivalents balance of $43.1 million at June 30, 2016, cash and cash equivalents held by our foreign subsidiaries were $36.2 million, of which $5.9 million was in U.S. dollars. The cash balances in currencies other than the U.S. dollar are primarily in the euro and can be readily converted to U.S. dollars. It is our present intention to permanently reinvest the undistributed earnings associated with our foreign subsidiaries, and our current plans do not require repatriation of these earnings other than servicing intercompany loans.

Working Capital Management
Within our asset base, working capital management is our largest opportunity for cash generation. During these challenging market conditions, we continue to monitor working capital and our cash conversion cycle. Working Capital, which is all current assets minus all current liabilities, decreased from $216.2 million at December 31, 2015 to $(571.0) million at June 30, 2016. Adjusted Working Capital, a Non-GAAP Financial Measure defined as accounts receivable plus inventories less accounts payable and customer advances, increased from $230.4 million at December 31, 2015 to $239.8 million at June 30, 2016. The decrease in Working Capital was due to our secured credit facilities and senior notes being considered current liabilities as they mature in February 2017 and May 2017, respectively. Also, we saw declines in accounts receivable and accounts payable related to the reduced demand in certain key end markets of our business. Our days sales outstanding increased from 66 days at December 31, 2015 to 69 days at June 30, 2016 due to supporting customers in our challenging end markets with longer terms. Our days payable outstanding decreased from 54 days at December 31, 2015 to 51 days at June 30, 2016. Adjusted Working Capital as a percentage of annualized second quarter sales was 38.3% for the second quarter of 2016 compared to 36.4% for the fourth quarter of 2015 with a cash conversion cycle of 160 days and 152 days for the respective periods. We use Adjusted Working Capital to monitor our liquidity and believe that Adjusted Working Capital provides a meaningful measure of our efforts to manage inventory, our customer collections and vendor payments.

The following is a reconciliation of Adjusted Working Capital to working capital:

	June 30, 2016	December 31, 2015
	(in thousands)
Accounts receivable, net	$128,412	$124,463
Inventories, net	188,403	186,964
Accounts payable	(67,890)	(72,153)
Customer advances	(9,121)	(8,918)
Adjusted Working Capital (Non-GAAP)	239,804	230,356
Plus: All other current assets	56,066	33,494
Less: All other current liabilities	(866,828)	(47,672)
Working capital (GAAP)	$(570,958)	$216,178

Cash Flow Information
The following tables summarize our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015, respectively:

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in)
Operating activities	$28,052	$11,704
Investing activities	(9,013)	(17,462)
Financing activities	3,351	(10,541)
Effect of exchange rates on cash and cash equivalents	(326)	(3,852)
Increase (decrease) in cash and cash equivalents	22,064	(20,151)
Cash and cash equivalents, beginning of period	21,060	58,195
Cash and cash equivalents, end of period	$43,124	$38,044

Cash from Operating Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Net loss	$(42,349)	$(19,112)
Adjustments to reconcile net loss to net cash provided by operating activities	75,620	34,343
Changes in assets and liabilities	(5,219)	(3,527)
Net cash provided by operating activities	$28,052	$11,704

Cash flows from operating activities increased in the six months ended June 30, 2016 over the prior period primarily due to greater cash earnings related to terminating our outstanding cross-currency swap agreements. Cash earnings is our net loss adjusted for non-cash items, such as depreciation and amortization among other reconciling items.

Cash from Investing Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Capital expenditures	$(9,013)	$(17,462)
Net cash used in investing activities	$(9,013)	$(17,462)

We expect capital expenditures to be between $20.0 million and $30.0 million for the year ended December 31, 2016. A significant portion of the anticipated capital expenditures in the second half of 2016 is not committed and represents discretionary capital investments that we plan to make as we believe they would generate an immediate return.

Cash from Financing Activities

	Six months ended June 30,
	2016	2015
	(in thousands)
Principal payments on long-term debt	$(7,349)	$(16,324)
Debt issuance costs paid	—	(1,067)
Net borrowings under revolving credit agreement	10,700	6,850
Net cash provided by (used in) financing activities	$3,351	$(10,541)

During the six months ended June 30, 2016, we received net cash provided by financing activities of $3.4 million. During the second quarter of 2016, we paid $5.8 million on our Term Loan due 2017 related to the annual excess cash flow payment required pursuant to the Credit Agreement compared to a payment of $14.7 million during the same period in 2015.

Long-term Debt
For a detailed discussion of our long-term debt, see Note 6—“Borrowings” to our audited consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of our annual report on Form 10-K for the year ended December 31, 2015.

Net Debt
At June 30, 2016, our total debt, including capital leases, was $834.8 million compared to Net Debt of $789.9 million, with the difference being cash currently and eventually available to pay down our outstanding debt. Net Debt is a Non-GAAP Financial Measure defined as consolidated total debt at face value plus capital lease obligations less cash and cash equivalents and restricted cash. Total debt increased $3.4 million from year-end primarily due to our decision to leave more cash in our European and Brazilian entities for liquidity reasons during the six months ended June 30, 2016. Net Debt decreased primarily because the increase in our cash and cash equivalents balance was greater than the increase in total debt. Our Net Leverage ratio, Net Debt to the last twelve months of Adjusted EBITDA, increased to 6.81x at June 30, 2016, compared to 6.34x at December 31, 2015, due to the decline in Adjusted EBITDA as a result of challenging market conditions. We believe Net Debt is meaningful to investors because management assesses our leverage position after factoring in available cash and restricted cash that eventually could be used to repay outstanding debt.

The following is a reconciliation of total debt to Net Debt:

	June 30, 2016	December 31, 2015
	(in thousands)
Borrowings under Revolving Loan Facility	$53,005	$42,305
Term Loan due 2017	299,105	306,454
9.00% Senior Notes due 2017	56,000	56,000
9.50% Senior Notes due 2017	425,000	425,000
Capital lease obligations	1,693	1,619
Total debt at face value plus capital lease obligations (GAAP)	834,803	831,378
Less: Cash and cash equivalents	(43,124)	(21,060)
Less: Restricted cash	(1,819)	(1,522)
Net Debt (Non-GAAP)	$789,860	$808,796

As of June 30, 2016, we were in compliance with all restrictive and financial covenants associated with our borrowings. As defined in our respective credit agreements, the Senior Secured Net Leverage to Adjusted EBITDA ratio was 2.67x at June 30, 2016 compared to the maximum ratio of 3.00x. As defined in our respective credit agreements, the interest coverage ratio was 1.85x at June 30, 2016 compared to a required ratio of no less than 1.50x. Based on our current assessment of our operating plan, we expect to remain in compliance with our debt covenants throughout 2016.

Free Cash Flow
We generated cash flow from operations of $28.1 million during the six months ended June 30, 2016 compared to $18.9 million in Free Cash Flow generated during the same period in 2015. Free Cash Flow, a Non-GAAP Financial Measure, is defined as cash flows from operating activities less capital expenditures, and further adjusted by effect of exchange rates on cash and cash equivalents and other items. Our Free Cash Flow is lower than cash flow from operations primarily due to capital expenditures.
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
The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six months ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities (GAAP)	$28,052	$11,704
Less: capital expenditures	(9,013)	(17,462)
Effect of exchange rates on cash and cash equivalents	(326)	(3,852)
Other items	223	240
Free Cash Flow (Non-GAAP)	$18,936	$(9,370)

Contractual Obligations and Commitments
As of June 30, 2016, there have been no material changes in our contractual obligations and commitments from those reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our annual report on Form 10-K for the year ended December 31, 2015.

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

Foreign Currency Exchange Rate Risk. The volatility in foreign currency exchange rates resulted in significant unrealized foreign currency exchange gains of $3.6 million on intercompany loans denominated in U.S. dollars for the six months ended June 30, 2016. At June 30, 2016, we had intercompany loans that required remeasurement in the aggregate amount of $360.4 million, of which $268.8 million were with a subsidiary whose functional currency is the euro. The unrealized foreign currency exchange gains (losses) due to a hypothetical 10% change in the exchange rates of the U.S. dollar to the euro, Polish zloty and Mexican peso are shown in the following table:

	Six months ended June 30,
	2016
	(in thousands)
	+10%	-10%
Unrealized foreign currency exchange gains (losses) due to hypothetical 10% rate movement:
U.S. dollar to euro	$(36,054)	$46,497
U.S. dollar to Polish zloty	(10,270)	6,937
U.S. dollar to Mexican peso	(382)	78

At times, we have partially hedged foreign currency exchange rate volatility through the use of derivative instruments. During 2014, we entered into cross-currency swaps with an aggregate notional value of $300.0 million, and during 2015, we entered into a cross-currency swap with a notional value of $125.0 million to hedge exposures to foreign currency exchange rate risk. During May 2016, the Company terminated all of its outstanding cross-currency swap agreements. Refer to Note 5—“Derivative Financial Instruments” to our unaudited interim consolidated financial statements in Part I, Item 1 of this quarterly report for further information on these cross-currency swap contracts.

Cross-currency swaps:
Fair value at December 31, 2015	$47,311
Realized loss for the six months ended June 30, 2016	(18,607)
Proceeds from derivative instruments	(28,704)
Fair value at June 30, 2016	—

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
The Company's management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act) at June 30, 2016. Based on this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.     Defaults Upon Senior Securities
None.

Item 4.Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

10.1	Stock Subscription Agreement dated June 25, 2016

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Pursuant to Item 601(b)(2) of Regulation S-K, the Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WireCo WorldGroup Inc.
(Registrant)

Dated:	August 11, 2016	By:	/s/ Brian G. Block
Brian G. Block
Senior Vice President and Chief Financial Officer (Principal Financial Officer)